Form 10-Q
period 2018-03-31
Securetech Innovations, Inc.
filed 2018-05-02
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55927

              SecureTech Innovations, Inc.

 (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	82-0972782 (I.R.S. Employer Identification Number)

           2355 Highway 36 West, Suite 400, Roseville, MN  55113

 (Address of principal executive offices)

                                    Tel: (651) 317-8990

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer  ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 2, 2018, was 190,003,000.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "SecureTech", “Registrant”, and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Current assets:
Cash and equivalents	$258,588	$140,617
Undeposited funds	-	15,000
	258,588	155,617

Total assets:	$258,588	$155,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Total current liabilities	$-	-

Total liabilities	$-	$-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 190,003,000 and 183,048,000 shares issued and outstanding, respectively	190,003	183,048
Additional paid-in capital	227,088	25,393
Accumulated deficit	(158,503)	(52,824)

Total stockholders’ equity	$258,588	$155,617

Total liabilities and stockholders’ equity	$258,588	$155,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2018	For the period March 2, 2017 (inception) through March 31, 2017

Operating expenses:
General and administrative	$15,846	-
Accounting fees	3,800	-
Consulting fees	14,458	-
Legal fees	71,575	-
Total operating expenses	105,679	-

(Loss) from operations	(105,679)	-

Provision for income taxes	-	-

Net (loss)	$(105,679)	$-

Loss per share, basic and diluted	$(0.00)	$-

Weighted average number of common shares outstanding, basic and diluted	189,049,798	175,000,000

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from March 2, 2017 (inception) to March 31, 2018

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 2, 2017 (inception)	-	$ -	$ -	$ -	$ -
Issuance of Founder’s shares	176,100,000	176,100	(176,100)	-	-
Issuance of common stock for cash	6,948,000	6,948	201,492	-	208,440
Imputed interest	-	-	1	-	1
Net loss	-	-	-	(52,824)	(52,824)
Balance, December 31, 2017	183,048,000	$183,048	$25,393	($52,824)	$155,617
Issuance of common stock for services	200,000	200	5,800	-	6,000
Issuance of common stock for cash	6,755,000	6,755	195,895	-	202,650
Net loss	-	-	-	(105,679)	(105,679)
Balance, March 31, 2018	190,003,000	$190,003	$227,088	($158,503)	$258,588

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2018	For the period March 2, 2017 (inception) through March 31, 2017
Cash flows from operating activities:
Net (loss)	$(105,679)	$-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of common shares for services	6,000	-

Net cash used in operating activities	(99,679)	-

Cash flows from financing activities:
Issuance of common stock for cash	202,650	-

Net cash provided by financing activities	202,650	-

Net increase (decrease) in cash	102,971	-

Cash – beginning of period	155,617	-

Cash – end of period	$258,588	$-

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017 under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017 to change its name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent SecureTech has developed its initial product, Top Kontrol, which we believe to be the only anti-theft and personal safety automobile device that can thwart a carjacking attempt without any action by driver.  Whereas our competitors’ products are engineered to flash lights and sound loud alarms when someone is tampering with a parked and unoccupied automobile, our Top Kontrol product is engineered to turn off the engine and completely disable the vehicle should someone other than the authorized driver attempt to drive the vehicle.

Through its advanced design and use of a licensed patent, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker through the use of strategically placed sensors in the automobile and a unique FOB device hidden on the authorized driver’s person.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in the parking lot or take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine.  This prevents the thief from stealing your car and/or allows the driver sufficient time to run to safety after being threatened at gunpoint.  SecureTech is not aware of any other product on the market that solves the carjacking problem in the manner of Top Kontrol.

Because Top Kontrol is connected to the automobile’s ignition and lighting systems, it must be installed and serviced by a licensed dealer.

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2018.

Unaudited Interim Financial Information

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 2017 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the Company’s Form S-1 with the Securities and Exchange Commission on February 16, 2018.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2018.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2018, the Company had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2018 are as follows:

	Fair Value Measurement at March 31, 2018 Using:

Description	3/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$258,588	$258,588	$-	$-
	$258,588	$258,588	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2017 are as follows:

	Fair Value Measurement at December 31, 2017 Using:

Description	12/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$140,617	$140,617	$-	$-
Undeposited funds	15,000	15,000
	$155,617	$155,617	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2018, the Company had no dilutive financial instruments issued or outstanding.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized at the time of sale and is expected to consist of sales of food, beverages and general merchandise and souvenirs.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended March 31, 2018, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2018, the Company had an accumulated deficit of ($158,503).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional sources of financing. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 50,000,000 shares of preferred stock, $0.001 par value.  The Company’s Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.

As of March 31, 2018, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the three months ended March 31, 2018, the Company issued an aggregate of 200,000 shares of its common stock to outside consultants for services rendered in lieu of cash.  These shares had an aggregate issue value of $6,000, or $0.03 a share.

During the three months ended March 31, 2018, the Company issued an aggregate of 6,755,000 shares of its common stock in exchange for $202,650 in cash, or $0.03 a share.

As of March 31, 2018, the Company had 190,003,000 shares of common stock issued and outstanding.

NOTE 4 – CONTINGENCY/LEGAL

As of March 31, 2018, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities.  However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to the Company’s business.  The Company currently is not party to any claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business.

NOTE 5 – SUBSEQUENT EVENTS

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[The space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 16, 2018, which can be found in our initial Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2018.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

To meet our need for cash we are continually exploring new sources of financing, including raising funds through a secondary public offering, a private placement of securities and/or loans.  If we are unable to secure additional financing, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are an emerging growth business with limited operating history.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

As of March 31, 2018 we had incurred ($158,503) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2018 and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

To become profitable and competitive, we have to successfully sell our current product, Top Kontrol, and continue to innovate and develop new similar personal and automobile security and safety devices and technologies that will be accepted by the marketplace.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds in the future.

We are continually exploring new sources of financing to meet our need for additional cash, including raising funds through sales of our equity securities and loans.  We cannot provide any assurances that our efforts to secure additional financing will be successful.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

Plan of Operations

SecureTech was incorporated under the laws of the State of Wyoming on March 2, 2017 under the name SecureTech, Inc.  We amended our Articles of Incorporation on December 20, 2017 to change our name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent SecureTech has developed its initial product, Top Kontrol, which we believe to be the only anti-theft and personal safety automobile device that can thwart a carjacking attempt without any action by driver.  Whereas our competitors’ products are engineered to flash lights and sound loud alarms when someone is tampering with a parked and unoccupied automobile, our Top Kontrol product is engineered to turn off the engine and completely disable the vehicle should someone other than the authorized driver attempt to drive the vehicle.

Through its advanced design and use of a licensed patent, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker through the use of strategically placed sensors in the automobile and a unique FOB device hidden on the authorized driver’s person.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in the parking lot or take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine.  This prevents the thief from stealing your car and/or allows the driver sufficient time to run to safety after being threatened at gunpoint.  SecureTech is not aware of any other product on the market that solves the carjacking problem in the manner of Top Kontrol.

Because Top Kontrol is connected to the automobile’s ignition and lighting systems, it must be installed and serviced by a licensed dealer.

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2018.

Top Kontrol Product

SecureTech’s first anti-theft and automobile safety product is called Top Kontrol.  Utilizing exclusively licensed patented technology created originally by our Founder, Kao Lee, SecureTech had developed a very competitively priced product that significantly outperforms all other known competing products currently on the market.

Key Advantages of the Top Kontrol Product:

•	Anti-theft circuits actively prevent automobile theft and/or carjacking
•	Automatic secure feature prevents car from being stolen while keys are in ignition and/or engine is idling
•	Active and passive prevention of carjacking
•	Does not interfere with other systems in the vehicle
•	Works with all makes and models of cars, trucks and motorcycles
•	Manual engine kill switch
•	Shock sensor
•	Key based system to prevent hijacking of wirelessly transmitted security codes
•	No 24/7 power feeding which prevents short-circuiting the system with a power surge, a common method thieves use to disable our competitors’ systems

Unlike our competitors’ products which are designed to primarily protect the automobile from unattended theft, we’ve developed Top Kontrol to put driver and passenger safety first while still protecting the automobile from theft, even when the engine is running.  We believe Top Kontrol is the only anti-theft and personal safety automobile device able to thwart a carjacking attempt without any action by driver.

Through its advanced design and use of the licensed patent, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in the parking lot or take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine.  This prevents the thief from stealing your car and/or allows the driver sufficient time to run to safety after being threatened at gunpoint.

Because Top Kontrol is connected to the automobile’s ignition and lighting systems, it must be installed and serviced by a licensed dealer.

Made in USA

SecureTech exclusively uses US contract manufacturers and labor to manufacture and assemble its products.  SecureTech does not have any long-term or exclusive arrangements with any single contract manufacturer and is free to change or negotiate with new contract manufacturers at its sole discretion.  This allows SecureTech to scale production levels as it deems appropriate.

All of SecureTech’s products proudly carry the “Made in USA” designation.

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2018.

Competition

SecureTech faces formidable competition in every aspect of our business.  The success or failure of our business will depend largely upon the ability of our management to develop competitive products and properly market them to attract a sufficient number of new customers which will allow us to generate sufficient revenues to become profitable.

SecureTech will be competing against better established competitors with substantially greater financial resources and a longer history of operations.  Our competitors’ resources and market presence may provide them with advantages in marketing, purchasing and negotiating leverage.  Some of our better known competitors include Viper (www.viper.com) and LoJack Corporation (www.lojack.com).  Below is a table providing a comparison overview of these competitors’ product offerings:

FEATURES	VIPER (1)	LOJACK (2)	TOP KONTROL
Electronic/engine Immobilizers
Kill Switch
Light and Siren
Electronic Tracking System
Carjacking Security Features
Automatic Secured for preventing carjacking
Automatic Secured features to prevent theft even if keys are left in the ignition and/or engine idling
Key based system to prevent interception of wirelessly transmitted security codes
Does not require a 24/7 power feed
MSRP	$499+	$695+	$449

(1)Viper 5806 car alarm model.

(2)LoJack® Stolen Vehicle Recovery System.

In addition to the competitors listed above, we will be competing with other lesser known competitors as well as competitors presently not known to us or, possibly, not even formed yet.

We believe that our industry is large enough that we will be able to compete successfully against our competitors with our existing and future products.  However, it is important to note that the underlying product technology is always evolving and expanding with new competitors continuously innovating better products that could eventually outperform our then offered products or, worse, possibly render them obsolete.

Sales and Marketing

SecureTech intends to use a two-pronged approach to marketing for our current and future products to prospective customers, including direct marketing efforts and authorized dealer sales.

Direct Marketing

SecureTech intends to build brand and product awareness through traditional marketing avenues, including:

•	Traditional paid advertising (e.g. periodical and trade publications, television, and radio)

•	Online and Social Media

•	Pay-Per-Click Internet Advertising

•	Free Media Exposure (e.g. free theft prevention and safety courses and videos)

Authorized Dealer/Licensed Installer Sales

SecureTech intends to internally develop a sales team of representatives that will sell SecureTech’s products to car dealerships (new and used), car audio stores, body shops, and other similar venues.  SecureTech will augment its own sales force with commission based independent sales representatives, both domestically and internationally.

Government Regulation

SecureTech will be subject to domestic and international laws and regulations that relate directly or indirectly to its products and operations.  These laws and regulations include common business practices, tax rules and securities regulations pertaining to the operation of its business, and product warranties and safety requirements.  SecureTech believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of SecureTech to ensure that it remains in compliance with all applicable regulations as they apply to the SecureTech’s products as well as ensuring that SecureTech does not infringe on any proprietary rights of others with respect to its products.  SecureTech will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on March 2, 2017.

Patents and Trademarks

We have exclusively licensed United States Patent No. 8,436,721 from Shongkawh, LLC, a related party.  Pursuant to the terms of the licensing agreement, SecureTech will pay Shongkawh two-percent (2%) of all gross sales generated on all products sold incorporating the technology covered by this patent.

Aside from this licensed patent, SecureTech has not applied for any patents or trademarks.

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $1,460 per month.

We do not hold ownership or leasehold interest in any other property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

Executive OfficeTelephone and E-Mail Contact Information

2355 Highway 36 WestTel:(651) 317-8990

Suite 400E-Mail:info@securetechinnovations.com

Roseville, MN 55113Web:www.securetechinnovations.com

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

•	Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

•

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

•	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•

Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of:

(i)the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)the completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii)the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact SecureTech are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)audited financial statements required for only two fiscal years;

(ii)selected financial data required for only the fiscal years that were audited; and

(iii)executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. SecureTech is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the company's independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the company's independent registered public accounting firm to file a report on the company's internal control over financial reporting, although management of the company is still required to file its report on the adequacy of the company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Securities Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. SecureTech has elected not to opt out of the transition period pursuant to Section 107(b).

Results of Operations

Three Months Ended March 31, 2018 and The Period March 2, 2017 (inception) through March 31, 2017

Revenues. We did not generate any revenue during the fiscal periods ended March 31, 2018 and 2017.

Operating Expenses. Our total operating expenses for three months ended March 31, 2018 were $105,679 compared to $-0- for the fiscal period ended March 31, 2017, which represents an increase of $105,679. The increase in operating expenses is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($105,679) from operations during the three months ended March 31, 2018 compared to an operating loss of $-0- during the fiscal period ended March 31, 2017, which represents an increase of $105,679.  The increase in operating loss from operations is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Net Loss. We realized a net loss of ($105,679) during the three months ended March 31, 2018 compared to a net loss of $-0- during the fiscal period ended March 31, 2017, which represents an increase of $105,679. The increase in the net loss is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Equity. Our stockholders’ equity was $258,588 as of March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had assets valued at $258,588, which was comprised of solely of cash.

As of March 31, 2018, we had no liabilities.

Although we believe we have sufficient cash on hand to bring our Top Kontrol product to market, we are continuing to explore additional sources of new financing.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 16, 2018, which can be found in our initial Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on February 16, 2018.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of March 31, 2018, we had no off-balance sheet activities or operations.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements of SecureTech have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2018 and December 31, 2017, SecureTech had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of SecureTech’s financial instruments as of March 31, 2018 are as follows:

	Fair Value Measurement at March 31, 2018 Using:

Description	3/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$258,588	$258,588	$-	$-
	$258,588	$258,588	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

The estimated fair values of SecureTech’s financial instruments as of December 31, 2017 are as follows:

	Fair Value Measurement at December 31, 2017 Using:

Description	12/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$140,617	$140,617	$-	$-
Undeposited funds	15,000	15,000
	$155,617	$155,617	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2018.

Revenue Recognition

SecureTech recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on Management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees.

Income Taxes

SecureTech accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

SecureTech maintains a valuation allowance with respect to deferred tax assets.  SecureTech establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration SecureTech’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as SecureTech generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Election to Use Extended Transitional Period Under Jumpstart Our Business Startups Act (“JOBS Act”)

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the  adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on SecureTech’s financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

For the period covered by this report we conducted an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency has not resulted in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•	SecureTech lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SecureTech.  The Board of Directors is comprised of three (3) members; two of whom also serve as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by SecureTech; and

•	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of March 31, 2018, have not been remedied.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•

Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hiring additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

During the past ten years no director, person nominated to become a director or executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to our business. We currently are not party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

Item 1A.  Risk Factors

Not applicable since we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
3.2	Bylaws	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018

[This space intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: May 2, 2018	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer and Director

Dated: May 2, 2018	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director