Form 10-Q
period 2018-06-30
Securetech Innovations, Inc.
filed 2018-07-24
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of July 24, 2018, was 190,003,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	June 30, 2018 (unaudited)	December 31, 2017
Current assets:
Cash and equivalents	$228,128	$140,617
Undeposited funds	-	15,000
	228,128	155,617

Total assets:	$228,128	$155,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Total current liabilities	$-	-

Total liabilities	$-	$-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 190,003,000 and 183,048,000 shares issued and outstanding, respectively	190,003	183,048
Additional paid-in capital	227,088	25,393
Accumulated deficit	(188,963)	(52,824)

Total stockholders’ equity (deficit)	$228,128	$155,617

Total liabilities and stockholders’ equity (deficit)	$228,128	$155,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the period March 2, 2017 (inception) through June 30, 2017

Expenses:
General and administrative	$10,548	$-	$26,394	$-
Accounting fees	2,100	-	5,900	-
Consulting fees	11,042	-	25,500	-
Legal fees	6,770	-	78,345	-
Total expenses	30,460	-	136,139	-

(Loss) from operations	(30,460)	-	(136,139)	-

Provision for income taxes	-	-	-	-

Net (loss)	$(30,460)	$-	$(136,139)	$-

(Loss) per common share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	190,003,000	175,000,000	189,531,694	175,000,000

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from March 2, 2017 (inception) to June 30, 2018

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 2, 2017 (inception)	-	$ -	$ -	$ -	$ -
Issuance of Founder’s shares	176,100,000	176,100	(176,100)	-	-
Issuance of common stock for cash	6,948,000	6,948	201,492	-	208,440
Imputed interest	-	-	1	-	1
Net loss	-	-	-	(52,824)	(52,824)
Balance, December 31, 2017	183,048,000	$183,048	$25,393	($52,824)	$155,617
Issuance of common stock for services	200,000	200	5,800	-	6,000
Issuance of common stock for cash	6,755,000	6,755	195,895	-	202,650
Net loss	-	-	-	(136,139)	(136,139)
Balance, June 30, 2018	190,003,000	$190,003	$227,088	($188,963)	$228,128

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2018	For the period March 2, 2017 (inception) through June 30, 2017
Cash flows from operating activities:
Net (loss)	$(136,139)	$-
Stock based compensation	6,000	-

Net cash used in operating activities	(130,139)	-

Cash flows from financing activities:
Issuance of common stock for cash	202,650	-

Net cash provided by financing activities	202,650	-

Net increase (decrease) in cash	72,511	-

Cash – beginning of period	155,617	-

Cash – end of period	$228,128	$-

Supplemental disclosure of cash flow information:
Issuance of Founder’s Shares	-	175,000

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the Company’s Form S-1 with the Securities and Exchange Commission on February 16, 2018.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2018.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2018, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of June 30, 2018 are as follows:

	Fair Value Measurement at June 30, 2018 Using:

Description	6/30/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$228,188	$228,188	$-	$-
	$228,188	$228,188	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2017 are as follows:

	Fair Value Measurement at December 31, 2017 Using:

Description	12/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$140,617	$140,617	$-	$-
Undeposited funds	15,000	15,000
	$155,617	$155,617	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three and six months ended June 30, 2018.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended June 30, 2018, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2018, the Company had an accumulated deficit of ($188,963).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2018, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the six months ended June 30, 2018, the Company issued an aggregate of 200,000 shares of its common stock to outside consultants for services rendered in lieu of cash.  These shares had an aggregate issue value of $6,000, or $0.03 a share.

During the six months ended June 30, 2018, the Company issued an aggregate of 6,755,000 shares of its common stock in exchange for $202,650 in cash, or $0.03 a share.

As of June 30, 2018, the Company had 190,003,000 shares of common stock issued and outstanding.

NOTE 4 – CONTINGENCY/LEGAL

As of June 30, 2018, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

As of June 30, 2018 we had incurred ($188,963) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2018 and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

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

On May 4, 2018, SecureTech filed two applications with the US Patent & Trademark Office (“USPTO”) to register the trademarks SECURETECH INNOVATIONS and TOP KONTROL.  These applications were assigned trademark serial numbers 87908006 and 87908032, respectively.

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

Results of Operations

Three Months Ended June 30, 2018 and The Period March 2, 2017 (inception) through June 30, 2017

Revenues. We did not generate any revenue during the fiscal periods ended June 30, 2018 and 2017.

Operating Expenses. Our total operating expenses for three months ended June 30, 2018 were $30,460 compared to $-0- for the fiscal period ended June 30, 2017, which represents an increase of $30,460. The increase in operating expenses is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($30,460) from operations during the three months ended June 30, 2018 compared to an operating loss of $-0- during the fiscal period ended June 30, 2017, which represents an increase of $30,460.  The increase in operating loss from operations is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Net Loss. We realized a net loss of ($30,460) during the three months ended June 30, 2018 compared to a net loss of $-0- during the fiscal period ended June 30, 2017, which represents an increase of $30,460. The increase in the net loss is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Six Months Ended June 30, 2018 and The Period March 2, 2017 (inception) through June 30, 2017

Revenues. We did not generate any revenue during the fiscal periods ended June 30, 2018 and 2017.

Operating Expenses. Our total operating expenses for six months ended June 30, 2018 were $136,139 compared to $-0- for the fiscal period ended June 30, 2017, which represents an increase of $136,139. The increase in operating expenses is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($136,139) from operations during the six months ended June 30, 2018 compared to an operating loss of $-0- during the fiscal period ended June 30, 2017, which represents an increase of $136,139.  The increase in operating loss from operations is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Net Loss. We realized a net loss of ($136,139) during the six months ended June 30, 2018 compared to a net loss of $-0- during the fiscal period ended June 30, 2017, which represents an increase of $136,139. The increase in the net loss is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Equity. Our stockholders’ equity was $228,188 as of June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had assets valued at $228,188, which was comprised of solely of cash.

As of June 30, 2018, we had no liabilities.

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

Off –Balance Sheet Operations

As of June 30, 2018, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, SecureTech had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of SecureTech’s financial instruments as of June 30, 2018 are as follows:

	Fair Value Measurement at June 30, 2018 Using:

Description	6/30/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$228,188	$228,188	$-	$-
	$228,188	$228,188	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

The estimated fair values of SecureTech’s financial instruments as of December 31, 2017 are as follows:

	Fair Value Measurement at December 31, 2017 Using:

Description	12/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$140,617	$140,617	$-	$-
Undeposited funds	15,000	15,000
	$155,617	$155,617	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three and six months ended June 30, 2018.

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

Based on management’s assessment, we have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of June 30, 2018, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: July 24, 2018	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer and Director

Dated: July 24, 2018	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director