Form 10-K
period 2018-12-31
Securetech Innovations, Inc.
filed 2019-02-19
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                     None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,200,090, based upon the last closing sale price of $0.03 a share, or the most recent cash sales price of the Registrant’s common stock.

As of February 19, 2019, there were 172,503,000 shares of our common stock, $0.001 par value issued and outstanding; 22,503,000 of these shares were held by non-affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Annual Report, the terms "we", "us", "our", "SecureTech", “Registrant”, and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2019.

Implications of Being an “Emerging Growth Company”

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•

are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

•

are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

•	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (i) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (ii) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we are also subject to the “Penny Stock” rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares. Please see the disclosures under “Penny Stock Considerations” on page 33 for more information.

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

As of December 31, 2018 we had incurred ($221,291) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2019 and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

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

Going Concern

Our independent registered public accountant has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.  For more information their report is included in this annual report on page F-2.

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2019.

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

On December 18, 2018, SecureTech received a Notice of Allowance from the USPTO for the trademark TOP KONTROL.

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

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Risks Related to Our Financial Condition

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on March 2, 2017, and have incurred ($221,291) in losses through December 31, 2018.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2019.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could have an adverse effect to our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with ongoing SEC reporting requirements. We anticipate that the cost of SEC reporting will be approximately $150,000 annually. These expenses are projected to aggregate approximately $150,000 annually in fiscal 2019.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially, which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated February 19, 2019 which is part of the financial statements that are part of this prospectus.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Risks Related to Our Industry

Our industry is highly competitive and as an emerging growth company with a new brand we may be at a disadvantage to our competitors.

Our industry is highly competitive in general.  We are an emerging growth company with limited financial resources and a new brand with limited recognition.  Our competitors, both established and future unknown competitors, have better brand recognition and, in most cases, substantially greater financial resources than we have.  Our ability to successfully compete in our industry depends on a number of factors, both within and outside our control. These factors include the following:

•	our success in designing and developing new or enhanced products;

•	our ability to address the changing needs and desires of retailers and consumers;

•	the pricing, quality, performance, reliability, features, ease of installation and use, and diversity of our products;

•	the quality of our customer service;

•	product or technology introductions by our competitors; and

•	the ability of our contract manufacturing to deliver on time, on price, and with acceptable quality.

If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

Risks Related to Our Business

Our products may not achieve market acceptance thereby reducing the chance for success.

We are only in the early stages of selling our first product, Top Kontrol.  It is unclear whether this product and its features or other unanticipated events may result in lower sales than anticipated, which could force us to limit our expenditures on research and development, advertising, and general company requirements for improving and expanding our product offerings.  We cannot guarantee consumer demand or interest in our current or future product offerings, which could have a material adverse effect on our business, results of operations, and overall financial condition.

If the market chooses to buy our competitors’ products and services, SecureTech may fail.

Although SecureTech believes that its product offerings will be commercially viable, there is no verification by the marketplace that its products will be accepted by or purchased by customers. If the market chooses to buy our competitors’ products, it may be more difficult for SecureTech to ever become profitable which would substantially harm our business and, possibly, cause it to fail whereby you could lose your entire investment.

Consumer trends, seasons fluctuations, and general global economic conditions and outlook may cause unpredictable operating results.

SecureTech’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, and general economic conditions.  There is no assurance that we will be successful in marketing our product, or that the revenues from the sale of our products will be significant.  Consequently, SecureTech’s revenues may vary significantly by quarter, and our operating results may experience significant fluctuations making it difficult to value our business and could lead to extreme volatility in our share price.

We may be unable to protect our proprietary rights.

Our future success depends in part on our proprietary technology, technical know-how and other intellectual property. We rely on intellectual property laws, confidentiality procedures and contractual provisions, such as nondisclosure terms, to protect our intellectual property. Others may independently develop similar technology, duplicate our products, or design around our intellectual property rights. In addition, unauthorized parties may attempt to copy aspects of our products and technologies or to obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition and operating results.

We also rely on technologies that we acquire from others. We may rely on third parties for further required technologies. We may purchase a computer’s logic component or other technological devices from outside sources and will need to pay annual fees to enable us to get updates/upgrades and technical support to the logic portion of the system or device. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more if our products or to current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition and operating results. Moreover, the use of intellectual property licensed from third parties may limit our ability to protect the proprietary rights in our products.

While no current lawsuits are filed against SecureTech, the possibility exists that a claim of some kind may be made in the future.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future. We currently have no plan to purchase liability insurance.

The success of our business depends heavily on key personnel, particularly Kao Lee, and his business experience and understanding of our industry.  Our business would likely fail if we were to lose his services.

The success of our business will depend heavily upon the abilities and experience of our principal executive officer Kao Lee.  The loss of Mr. Lee would have a significant and immediate impact on our business, results of operations, and overall financial condition.  Further, the loss of Mr. Lee would force us to seek a replacement or replacements who may have less general business experience and, in particular, experience in our industry, fewer industry contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement should Mr. Lee depart, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

Mr. Lee is not presently covered by an employment agreement nor is he subject to a non-compete agreement which would survive the termination of his employment.  Mr. Lee can terminate his relationship with us at any time without cause.  Further, we do not carry “key person” insurance on any employee, including Mr. Lee.  The departure of Mr. Lee would most likely have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

In addition to our dependency on Mr. Lee’s continued services, our future success will also depend on our ability to attract and retain additional future key personnel.  We face intense competition for these such qualified individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our directors currently control an aggregate of approximately 86.4% of our eligible votes in all voting matters.  Accordingly, our directors can solely determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our directors currently control an aggregate of 149,000,000 votes in all voting matters, or approximately 86.4%, of all eligible votes.  Accordingly, our directors can determine the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our officers and directors may be subject to conflicts of interest.

Our officers and directors have potential conflicts of interest in his dealings with us.  Circumstances under which conflicts of interest include:

•	We have no independent directors so the Board of Directors is free to establish their own compensation packages without the guidance of a Compensation Committee;

•	Future compensation agreements will not be negotiated at arm’s-length as would normally occur if the agreements were with unaffiliated third parties;

•	Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiation; and

•	Business combinations or the implementation anti-takeover “poison pill” preventative measures without proper due diligence or consideration.

We have not formulated a policy for potential conflicts of interest that may arise between us and our officers and directors.  If a potential conflict of interest arises and cannot be resolved, the result could be contrary to the interests of other shareholders and prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

All of our officers and directors have other significant outside business interests and will be able to devote only a portion of their professional time to SecureTech’s operations.  As such our business could fail if he is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing we need, both primary and expansion, and fulfilling the reporting requirements of a public company all fall upon our officers and directors, none of whom can dedicate more than 50% of their professional time to SecureTech’s business operations.

Both Messrs. Lee and Vang spend their remaining professional time dedicated to Shongkawh, LLC, which is a private consulting firm specializing in developing personal and automobile security and safety devices and technologies.  One of the patented technologies developed at Shongkawh was licensed to us and is the underlying technical platform for our Top Kontrol product.  Without this patent license we would not have a product.

Despite Messrs. Lee and Vang’s heavily involvement in Shongkawh we cannot guarantee that it would license any future technological developments or patents to us again.  Further, there is no guarantee that should Shongkawh develop new useful technologies in the future that it would not license such technologies to a competitor or another company that could be controlled by Messrs. Lee and Vang.

It is also important to consider that none of our officers or directors are presently under any employment agreements with any of their business interests, including our business.  If they were to enter into such an agreement with an outside business interest, they could be forced to resign from our business or devote even less time to our business interests than they presently do.

In the event that any of our officers or directors are unable to fulfill any aspect of their duties or they decide to start spending more time on their competing business interests, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment.

We depend on contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives and timetables.

We do not own our production lines or manufacturing facilities.  We manufacture our products in the United States through third-party contract manufacturers.  As of the date of this prospectus, we have not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2019.

Our reliance on these third-party contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity, and discontinuance of the contractors’ assembly processes. Potential financial instability at our contractor manufacturers could result in us having to find new suppliers, which could increase our costs and delay our product and installation deliveries. These contractor manufacturers may also choose to discontinue contracting to build our products for a variety of reasons. Consequently, we may experience delays in the timeliness, quality and adequacy in product and installation deliveries, any of which could have a material adverse effect on our business, results of operations, and overall financial condition.

We will incur additional costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matter and our management has no experience in such matters.

Our officers and directors are responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting. These public reporting requirements and controls are new to our officers and directors and at times will require us to obtain outside assistance from legal, accounting, or other professionals that will increase, potentially substantially, our costs of doing business. Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders will have to rely on our board of directors who is not independent to perform these functions.

We do not have an audit or compensation committee or board of directors as a whole that is composed of independent directors. These functions of these traditional corporate committees are performed by our officers and directors. Because none of our directors are deemed independent, there is a potential conflict between their and/or our interests and our shareholders’ interests since the above will participate in discussions concerning management compensation and audit issues that may be affect management decisions. Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Wyoming corporation. Wyoming law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Wyoming law also authorizes Wyoming corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by Wyoming law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

Risks Related to Market for Our Common Stock

Investing in SecureTech is a risky investment and could result in the loss of your entire investment.

A purchase of the offered shares is significantly speculative and involves significant risks. The offered shares should not be purchased by any person who cannot afford the loss of his or her entire purchase price. The business objectives of SecureTech is also speculative, and we may be unable to satisfy those objectives. The shareholders of SecureTech may be unable to realize a substantial return on their purchase of the offered shares, or any return whatsoever, and may lose their entire investment in SecureTech. For this reason, each prospective purchaser of the offered shares should read this prospectus and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

There is no market for our shares of common stock and we may never develop a market, which would render investors’ investment illiquid.

SEC Rule 15c2-11 was designed to allow non-reporting company’s securities to be quoted on The Financial Industry Regulatory Authority (“FINRA”) OTC Markets or other market by filing disclosures. Rule 15c2-11 requires market makers to review basic issuer information prior to publishing quotations for the issuer’s securities. Market makers must have a reasonable basis for believing that the information is accurate and from reliance sources.

If a security has eligible status, it means one or more market makers has received clearance to quote the issue on the OTC Markets within the last 30 days. During the “eligible” period, a frequency-of-quotation test is administered. The frequency-of-quotation test is based on whether a broker/dealer has itself published quotations in the security in the applicable interdealer quotation system on at least 12 business days during the preceding 30 calendar days with not more than four consecutive business days without quotations. Once this criterion has been satisfied, authorized participants may register online in a security. As long as the security remains in an “active” state, any participant may quote the security without a Form 211 submission.

Our common stock is not listed on any stock market or exchange, making the selling and trading of our shares exceedingly difficult. Without a secondary market, one is not easily able to sell or trade our shares after purchasing them, and therefore may be stuck with their shares, rendering them illiquid. We have not identified a market maker willing to submit a Form 211 application for a priced quotation on a market on our behalf, and there is no guarantee that a market maker will ever agree to submit a Form 211 on our behalf.  Further, even if we can identify a market maker willing to submit a Form 211 on our behalf, there is no guarantee that our application will be approved. And even if we are accepted, quotation on a market doesn’t assure that a meaningful market will be created and sustained. It is common, in fact, for newly listed companies to have a non-existent trading volume on any given day.

Any future market price for our shares may be volatile.

In the event we obtain a listing on an exchange , the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (iv) addition or departure of key personnel; and (v) sales or perceived potential sales of our shares.

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in SecureTech Innovations, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which we can give no assurances that our common stock will ever appreciate in value and, even if it does appreciate in value, that you will be able to sell your shares of our common stock for a profit.

We have certain anti-takeover provisions and may issue additional stock, both common and preferred, without shareholder consent which may make it difficult, if not impossible, to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 500 million shares of common stock and of up to 50 million shares of blank check preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supersede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of February 19, 2019 we could issue up to an additional 327,497,000 shares of common stock without shareholder consent.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is presently deemed a “penny stock”.  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase the transaction costs related to of our common stock.

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of our outstanding common shares are currently eligible for resale under Rule 144. In general, persons holding restricted securities in a SEC reporting company, including affiliates, must hold their shares for a period of at least six (6) months, may not sell more than one percent (1%) of the total issued and outstanding shares in any ninety (90) day period, and must resell the shares in an unsolicited brokerage transaction at the market price. If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, the board of directors has the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

If in the future we are not required to continue filing reports under Section 15(d) of the Securities Exchange Act of 1934, for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which this registration statement is declared effective, and we do not file a Registration Statement on Form 8-A upon the occurrence of such an event, our common shares can no longer be quoted on the OTCQB, which could reduce the value of your investment.

As a result of this offering as required under Section 15(d) of the Securities Exchange Act of 1934, we will file periodic reports with the Securities and Exchange Commission as required under Section 15(d). However, if in the future we are not required to continue filing reports under Section 15(d), for example because we have less than three hundred shareholders of record at the end of the first fiscal year in which this registration statement is declared effective, and we do not file a Registration Statement on Form 8-A upon the occurrence of such an event, our common stock can no longer be quoted on the OTCQB, which could reduce the value of your investment. Of course, there is no guarantee that we will be able to meet the requirements to be able to cease filing reports under Section 15(d), in which case we will continue filing those reports in the years after the fiscal year in which this registration statement is declared effective. Filing a registration statement on Form 8-A will require us to continue to file quarterly and annual reports with the SEC and will also subject us to the proxy rules of the SEC. In addition, our officers, directors and 10% stockholders will be required to submit reports to the SEC on their stock ownership and stock trading activity. Thus, the filing of a Form 8-A in such event makes our common shares continued to be able to be quoted on the OTCQB.

We have elected to use the extended transition period for complying with the new or revised accounting standards under Section 102(b)(2)(B) of the JOBS Act.

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

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $1,172 per month.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

There is currently no active trading market for our common stock.  We intend to apply to the Financial Industry Regulatory Authority (FINRA) through a registered broker-dealer/market maker to make a market for our common stock on the OTCQB during fiscal 2019.  There can be no assurance, however, that this application will be accepted or, if accepted, that any trading market will ever develop or be maintained on the OTCQB.  Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTCQB.  We are currently considered a “reporting issuer”.  However, in the event that we lose our status as a "reporting issuer", any future quotation of our common stock on the OTCQB may be jeopardized.

As of February 19, 2019, the most recent cash sales price for shares of our common stock was $0.03.

Holders of Record

As of February 19, 2019, we had 172,503,000 shares of our common stock issued and outstand held by approximately 55 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is presently deemed a “penny stock”.  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase the transaction costs related to of our common stock.

Common Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 500,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of February 19, 2019 we had 172,503,000 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 50,000,000 shares of preferred stock, $0.001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of February 19, 2019 we had -0- shares of preferred stock issued or outstanding.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

As of December 31, 2018 and February 19, 2019 we had no convertible or derivative securities issued or outstanding.

Shares Eligible for Future Sale

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

As of February 19, 2019 we had 172,503,000 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•14,003,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•8,500,000 held by non-affiliates are subject to the restrictions and sale limitations imposed by Rule 144; and

•150,000,000 held by affiliates are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 19, 2019 we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globe Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on March 2, 2017 through February 19, 2019.

On March 2, 2017 we issued 75,000,000 shares of common stock, $0.001 par value, to Kao Lee in consideration of his services to us as an officer and director.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Lee’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 2, 2017 we issued 5,000,000 shares of common stock, $0.001 par value, to Anthony Vang in consideration of his services to us as an officer and director.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Vang’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 2, 2017, we issued an aggregate of 95,000,000 shares of common stock to four consultants in consideration of their services in lieu of cash.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On November 15, 2017, we issued 100,000 shares of common stock to a consultant in consideration of his services in lieu of cash.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On November 15, 2017, we issued 1,000,000 shares of common stock, $0.001 par value, to Abdikarim Farah in consideration of his services to us as an officer.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Farah’s relationship with us he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On January 15, 2018, we issued 200,000 shares of common stock to a consultant in consideration of his services in lieu of cash.  We issued these shares with a value of $6,000.00, or $0.03 a share.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship to us these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Between December 8, 2017 and February 7, 2018, we issued an aggregate of 13,703,000 shares of common stock, $0.001 par value, to 47 investors in exchange for an aggregate of $411,090, or $0.03 a share, in cash.  The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On October 19, 2018, we mutually rescinded two outstanding consulting agreements with Taurus Financial Partners, LLC (“Taurus”) and Atlas Management, Ltd. (“Atlas”).  Pursuant to the associated Mutual Termination and Release of Liability Agreements signed by all parties, Taurus and Atlas returned 7,500,000 and 10,000,000 shares of our common stock, respectively.  These shares were subsequently cancelled by SecureTech’s Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2018, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2019.

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

As of December 31, 2018 we had incurred ($221,291) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2019 and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2018 as fiscal 2018 or the fiscal year ended December 31, 2018 and the period from March 2, 2017 (inception) through December 31, 2017 as fiscal 2017 or the fiscal year ended December 31, 2017.

Fiscal Years Ended December 31, 2018 and 2017

Revenues. We did not generate any revenue in fiscal 2018 or fiscal 2017.

Operating Expenses. Our total operating expenses for fiscal year ended December 31, 2018 were $168,467 compared to $52,823 for the fiscal year ended December 31, 2017, which represents an increase of $115,644, or 218.9%. The increase in operating expenses is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Loss From Operations. We generated an operating loss of ($168,467) from operations during the fiscal year ended December 31, 2018 compared to an operating loss of ($52,823) during the fiscal year ended December 31, 2017, which represents an increase of $115,644, or 218.9%.  The increase in operating loss from operations is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Net Loss. We realized a net loss of ($168,467) during the fiscal year ended December 31, 2018 compared to a net loss of ($52,824) during the fiscal year ended December 31, 2017, which represents an increase of $115,643, or 218.9%. The increase in the net loss is the result of expenses related to development the Top Kontrol brand image and our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($221,291) as of December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had $195,900 in cash.  In Management’s opinion, SecureTech’s cash position is sufficient to produce our initial inventory of Top Kontrol and maintain our operations at the current level for the next 12 months without requiring additional financing.

As of December 31, 2018, we had total liabilities of ($100), which consisted of accounts payable of ($100).

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The accompanying financial statements of SecureTech have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2018 and 2017, SecureTech had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of SecureTech’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of SecureTech’s financial instruments as of December 31, 2017 are as follows:

	Fair Value Measurement at December 31, 2017 Using:

Description	12/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$140,617	$140,617	$-	$-
Undeposited funds	15,000	15,000
	$155,617	$155,617	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2018 and 2017.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2018 and from Inception (March 2, 2017) to December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and from Inception (March 2, 2017) to December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

February 19, 2019

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2018	2017
Current assets:
Cash and equivalents	$195,900	$140,617
Undeposited funds	-	15,000
Total current assets	195,900	155,617

Total assets:	$195,900	$155,617

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	100	-
Total current liabilities	$100	-

Total liabilities	$100	$-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 172,503,000 and 183,048,000 shares issued and outstanding, respectively	172,503	183,048
Additional paid-in capital	244,588	25,393
Accumulated deficit	(221,291)	(52,824)

Total stockholders’ equity (deficit)	$195,800	$155,617

Total liabilities and stockholders’ equity (deficit)	$195,900	$155,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2018	2017

Operating expenses:
General and administrative	41,605	1,673
Accounting fees	8,500	-
Consulting fees	38,167	-
Legal fees	80,195	51,150
Total operating expenses	168,467	52,823

(Loss) from operations	(168,467)	(52,823)

Other income (expense):
Interest expense	-	(1)
Total other income (expense)	-	(1)

Provision for income taxes	-	-

Net (loss)	$(168,467)	$(52,824)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	185,244,671	175,573,033

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from March 2, 2017 (inception) to December 31, 2018

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, March 2, 2017 (inception)	-	$ -	$ -	$ -	$ -
Issuance of Founder’s shares	176,100,000	176,100	(176,100)	-	-
Issuance of common stock for cash	6,948,000	6,948	201,492	-	208,440
Imputed interest	-	-	1	-	1
Net loss	-	-	-	(52,824)	(52,824)
Balance, December 31, 2017	183,048,000	$183,048	$25,393	($52,824)	$155,617
Issuance of common stock for services	200,000	200	5,800	-	6,000
Issuance of common stock for cash	6,755,000	6,755	195,895	-	202,650
Cancellation of common shares	(17,500,000)	(17,500)	17,500	-	-
Net loss	-	-	-	(168,467)	(168,467)
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

	December 31,
	2018	2017
Cash flows from operating activities:
Net (loss)	$(168,467)	$(52,824)
Issuance of common shares for services	6,000	-
Changes in operating assets and liabilities:
Increase in accounts payable	100	-
Imputed interest on related party loan	-	1

Net cash used in operating activities	(162,367)	(52,823)

Cash flows from financing activities:
Issuance of common stock for cash	202,650	208,440

Net cash provided by financing activities	202,650	208,440

Net increase (decrease) in cash	40,283	155,617

Cash – beginning of period	155,617	-

Cash – end of period	$195,900	$155,617

Supplemental disclosure of cash flow information:
Issuance of Founder’s Shares	-	176,100

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the second half of fiscal 2019.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2018 and 2017.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2018 and 2017, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Company’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of Company’s financial instruments as of December 31, 2017 are as follows:

	Fair Value Measurement at December 31, 2017 Using:

Description	12/31/17	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$140,617	$140,617	$-	$-
Undeposited funds	15,000	15,000
	$155,617	$155,617	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2018 and 2017.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the fiscal year ended December 31, 2018 or on prior periods.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended December 31, 2018, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2018, the Company had an accumulated deficit of ($221,291).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2018, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

2017 Issuances

During the fiscal year ended December 31, 2017, the Company issued an aggregate of 176,100,000 shares of its common stock to its officers, directors and various consultants for assisting with the formation and early stage development of the Company.  These shares were issued as Founder’s Shares and, as such, were value of $-0-.

During the fiscal year ended December 31, 2017, the Company issued an aggregate of 6,948,000 shares of its common stock in exchange for $208,440 in cash, or $0.03 a share.

As of December 31, 2017, the Company had 183,048,000 shares of common stock issued and outstanding.

2018 Issuances

During the fiscal year ended December 31, 2018, the Company issued an aggregate of 200,000 shares of its common stock to outside consultants for services rendered in lieu of cash.  These shares had an aggregate issue value of $6,000, or $0.03 a share.

During the fiscal year ended December 31, 2018, the Company issued an aggregate of 6,755,000 shares of its common stock in exchange for $202,650 in cash, or $0.03 a share.

During the fiscal year ended December 31, 2018, the Company mutually rescinded two consulting agreements and subsequently cancelled an aggregate of 17,500,000 shares of its common stock.

As of December 31, 2018, the Company had 172,503,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2018 were as follows, assuming a 35% and 21% effective tax rate, respectively:

	For the fiscal year ended December 31,
	2018	2017
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$46,471	$18,488
Change in valuation allowance	(46,471)	(18,488)

Total deferred tax provision	$-	$-

As of December 31, 2018, the Company had approximately $221,291 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2038.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2018 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 5 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

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

NOTE 6 – CONTINGENCY/LEGAL

As of December 31, 2018, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 7 – SUBSEQUENT EVENTS

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

Based on management’s assessment, we have concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of December 31, 2018, have not been remedied.

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

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of SecureTech with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures.  We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by SecureTech’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit SecureTech to provide only management's report in this Annual Report. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Kao Lee	49	President, Chief Executive Officer and Director
Anthony Vang	47	Treasurer, Secretary, and Director
Abdulcadir Haji	61	Director
Abdikarim H. Farah	49	Vice President
Abdirahman Hussein Isse	58	Vice President

Our Board of Directors is comprised of only one class of director.  Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified.  Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may, directly or indirectly, participate in or influence the management of our business affairs.  The following is a brief account of the business experience of each of our directors and executive officers.  There is no family relationship between any director or executive officer.

Kao Lee is a co-founder and has served as our President, Chief Executive Officer, and a member of our Board of Directors since our inception in March 2017.  Mr. Lee concurrently serves as the President and Chief Executive Officer of Shongkawh, LLC (since its inception in 2009), a research and development firm focused on personal and automobile security and safety devices and technologies.  At Shongkawh, Mr. Lee’s responsibilities have included directing technological development, overseeing the phases of product marketing and promotion, and facilitating international relationships with technology buyers, particularly in Asia and Europe.

Mr. Lee is not currently an officer or director of any other reporting company and he intends to devote approximately 50%, or 20 to 25 hours per week, of his business time to our affairs.

Anthony Vang is a co-founder and has served as our Treasurer, Secretary, and a member of our Board of Directors since our inception in March 2017.  Mr. Vang concurrently serves as a Director of Shongkawh, LLC (since its inception in 2009), a research and development firm focused on personal and automobile security and safety devices and technologies.

Prior to co-founding SecureTech and Shongkawh, Mr. Vang served as a Director of Evergreen Home Healthcare Company from 2005 through 2009.  At Evergreen he assisted with obtaining regulatory licenses, procuring new business and contracts, and overseeing the general management of the company.

Mr. Vang is not currently an officer or director of any other reporting company and he intends to devote approximately 50%, or 20 to 25 hours per week, of his business time to our affairs.

Abdulcadir Haji is a co-founder and has served as a member of our Board of Directors since our inception in March 2017.  Mr. Haji concurrently serves as the President and Chief Executive Officer of African Resource Group, Inc., positions he has held since founding the company in March 2013.

Prior to founding African Resource Group and co-founding SecureTech, Mr. Haji served as the President of Xchange Associates, Inc. between 2005 and 2013, a small business consulting firm that provided startup companies, management, operations, sales and marketing solutions.

Mr. Haji is not currently an officer or director of any other reporting company and he intends to devote approximately 5%, or 1 to 3 hours per week, of his business time to our affairs.

Abdikarim H. Farah has served as a Vice President since our inception in March 2017.  Mr. Farah concurrently is a Senior Representative at African Resource Group, Inc., a position he has held since 2015.

Prior to joining African Resource Group and SecureTech, Mr. Farah founded Addan & Associates, LLC in 2005, a Minnesota based consulting firm that mentors and coaches both businesses and individuals in the areas of sales and marketing strategies.  Mr. Farah continues to provide these consulting services through Addan & Associates.

In addition to the foregoing, Mr. Farah has worked in the health care field as a Senior Pharmacy Tech at Walgreens Pharmacy between 1997 and 2000.  He also worked at the Minnesota General Hospital Hennepin County Medical Center pharmacy department between 1999 and 2014 as Senior Pharmacy Technician and Customer Representative.

Mr. Farah is not currently an officer or director of any other reporting company and he intends to devote approximately 25%, or 5 to 10 hours per week, of his business time to our affairs.

Abdirahman Hussein Isse has served as a Vice President since our inception in March 2017.  Mr. Isse concurrently is a Director and Chief Operations Officer at African Resource Group, Inc. where he is responsible for overseeing day-to-day operations in all jurisdictions the company currently operates, including the North American headquarters and gold mining and refining operations in Guinea.

In addition to the foregoing, Mr. Isse also concurrently serves as President and Chief Executive Officer of South Seas Food AB, Ltd. d/b/a United Halaal, a position he has held since 2002.  United Halaal is an international retail grocery outlet company in Edmonton, Canada.

Mr. Isse is an entrepreneur by nature and has helped startup companies over the past 20+ years in the food industry, telecommunication, technology, and mining.

Mr. Isse is not currently an officer or director of any other reporting company and he intends to devote approximately 5%, or 1 to 3 hours per week, of his business time to our affairs.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of SecureTech.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, including their own personal compensation package, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our sole officer and director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by SecureTech.  These risks include financial, technological, competitive and operational risks.  The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since SecureTech does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of SecureTech’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require SecureTech’s executive officers, directors and persons who own more than 10% of a registered class of SecureTech's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of SecureTech on Form(s) 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish SecureTech with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on March 2, 2017 through December 31, 2018.  Our fiscal year end is December 31st.  No cash compensation has been paid to our officers from inception on March 2, 2017 through December 31, 2018.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Kao Lee, President,CEO, and Director (1)	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Anthony Vang, Treasurer, Secretary, and Director (2)	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Abdulcadir Haji, Director	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Abdikarim Farah, Vice President	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Abdirahman Isse, Vice President	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)Mr. Lee received 75,000,000 shares of our common stock on March 2, 2017.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(2)Mr. Vang received 5,000,000 shares of our common stock on March 2, 2017.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

The following table sets forth information with respect to compensation paid by us to our directors from inception on
March 2, 2017 through December 31, 2018.  Our fiscal year end is December 31st.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Kao Lee	0	0	0	0	0	0	0
Anthony Vang	0	0	0	0	0	0	0
Abdulcadir Haji	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of the date of this prospectus we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans and therefore no equity awards are outstanding as of the date of this registration statement.

Bonuses and Deferred Compensation

We may pay bonuses as determined by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the discretion of the Board.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Officer Compensation

We intend to begin paying our officers reasonable cash compensation during the current fiscal year ending December 31, 2018.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of December 31, 2018 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2018, we had 172,503,000 shares of common stock issued and outstanding.

Unless otherwise noted, the mailing address for each shareholder is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

Officers and Directors
Kao Lee, President, CEO, and Director	69,000,000	40.0%
Anthony Vang, Treasurer, Secretary, and Director	5,000,000	2.9%
Abdulcadir Haji, Director (2)	-0-	0%
Abdikarim Farah, Vice President	1,000,000	0.6%
Abdirahman Hussein Isse, Vice President (2)	-0-	0%
All officers and directors as a group (5 persons)	75,000,000	43.5%

Five Percent Stockholders
African Resource Group, Inc. (2)	75,000,000	43.5%

(1)Based on 172,503,000 shares issued and outstanding as of December 31, 2018 and February 19, 2019.

(2)Messrs. Haji and Isse do not directly own any SecureTech securities.  As of December 31, 2018, Messrs. Haji and Isse served as Directors and Executive Officers of African Resource Group, Inc. and had voting and dispositive power over these 75,000,000 shares of SecureTech’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2019.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of SecureTech.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On March 2, 2017, SecureTech entered into a Patent License Agreement with Shongkawh, LLC (“Licensing Agreement”), which is controlled by our executive officers Kao Lee and Anthony Vang (and directly owned by Mr. Lee and his brother, Thao Lee) is deemed a related party.  This Licensing Agreement gives us exclusive use and control of United States Patent No. 8,436,721.

Under the terms of the Licensing Agreement, ShongKawh is to receive a royalty of 2% of all products manufactured under this patent, which includes our Top Kontrol product.  The 2% royalty is based on SecureTech’s selling price of any products utilizing this patent, which would typically be the wholesale price we offer to distributors.  Royalties are to accrue and be paid in quarterly calendar payments.

We cannot project what these royalties may amount to at this time, if any, but we do not believe they will exceed $120,000 in any given calendar year.

Indemnification

Section 78.138 of the Wyoming Revised Statutes (“WRS”) provides that directors and officers of Wyoming corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities actually and reasonably incurred by them as a result of any suit brought against them in their capacity as a director or officer, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. WRS also provides that directors and officers may also be indemnified against expenses (including attorneys’ fees) incurred by them in connection with a derivative suit if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Further, Article X of our bylaws contains provisions which allows SecureTech indemnify its officers, directors, employees and agents.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by the small business issuer of expenses incurred or paid by a directors, officers or controlling person of the small business issuer in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Corporate Governance and Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. Our Directors have determined that they are not “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, which is the definition that the Board has chosen to use for the purposes of the determining independence, as the OTCQB does not provide such a definition. Therefore, our directors are not independent.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the Fiscal Year Ended December 31,
	2018	2017

Audit Fees	$7,500	$3,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of SecureTech, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Annual Report:

(1)Financial Statements

The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this Annual Report.

(2)Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 19th day of February, 2019.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President and Chief Executive Officer Secretary, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Act, this amendment to the registration statement has been signed by the following persons in the listed capacities on February 19, 2019:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

By:	/s/ Abdulcadir Haji
Abdulcadir Haji Director