Form 10-Q
period 2019-03-31
Securetech Innovations, Inc.
filed 2019-05-16
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 16, 2019, was 170,003,000.

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

As used in this Quarterly Report, the terms "we," "us," "our," "SecureTech," “Registrant,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	March 31, 2019 (unaudited)	December 31, 2018
Current assets:
Cash and equivalents	$184,487	$195,900
Total current assets	184,487	195,900

Total assets:	$184,487	$195,900

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$100	100
Total current liabilities	100	100

Total liabilities	$100	$100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,003,000 and 172,503,000 shares issued and outstanding, respectively	170,003	172,503
Additional paid-in capital	247,088	244,588
Accumulated deficit	(232,704)	(221,291)

Total stockholders’ equity (deficit)	$184,387	$195,800

Total liabilities and stockholders’ equity (deficit)	$184,487	$195,900

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2019	2018

Operating expenses:
General and administrative	$2,510	15,846
Accounting fees	3,300	3,800
Consulting fees	4,500	14,458
Legal fees	1,103	71,575
Total operating expenses	11,413	105,679

(Loss) from operations	(11,413)	(105,679)

Provision for income taxes	-	-

Net (loss)	$(11,413)	$(105,679)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	171,864,111	189,049,798

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2017 (inception) to March 31, 2019

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	183,048,000	$183,048	$25,393	($52,824)	$155,617
Issuance of common stock for services	200,000	200	5,800	-	6,000
Issuance of common stock for cash	6,755,000	6,755	195,895	-	202,650
Cancellation of common shares	(17,500,000)	(17,500)	17,500	-	-
Net loss	-	-	-	(168,467)	(168,467)
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(11,413)	(11,413)
Balance, March 31, 2019	170,003,000	$170,003	$247,088	($232,704)	$184,387

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(11,413)	$(105,679)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of common shares for services	-	6,000

Net cash used in operating activities	(11,413)	(99,679)

Cash flows from financing activities:
Issuance of common stock for cash	-	202,650

Net cash provided by financing activities	-	202,650

Net increase (decrease) in cash	(11,413)	102,971

Cash – beginning of period	195,900	155,617

Cash – end of period	$184,487	$258,588

Non-cash financing activities:
Share cancellation	$2,500	$-

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017 under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017 to change its name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent SecureTech has developed its initial product, Top Kontrol, which we believe to be the only anti-theft and personal safety automobile device that can thwart a carjacking attempt without any action by the driver.  Whereas our competitors’ products are engineered to flash lights and sound loud alarms when someone is tampering with a parked and unoccupied automobile, our Top Kontrol product is engineered to turn off the engine and completely disable the vehicle should someone other than the authorized driver attempt to drive the vehicle.

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We do not intend to initiate commercial production until the third quarter of fiscal 2019.

Unaudited Interim Financial Information

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 2018 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 19, 2019.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2019.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2019, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2019 are as follows:

	Fair Value Measurement at March 31, 2019 Using:

Description	3/31/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$184,487	$184,487	$-	$-
	$184,487	$184,487	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2019.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three months ended March 31, 2019 or on prior periods.

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

Fiscal Year

The Company elected December 31st for its fiscal year-end.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of March 31, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2019, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2019, the Company had an accumulated deficit of ($232,704).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2019, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the three months ended March 31, 2019, the Company mutually rescinded a consulting agreement and subsequently canceled an aggregate of 2,500,000 shares of its common stock.

As of March 31, 2019, the Company had 170,003,000 shares of common stock issued and outstanding.

NOTE 4 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

On March 2, 2017, the Company issued an aggregate of 175,000,000 shares of its common stock, $0.001 par value, as Founder’s Shares with $-0- value.

Of these shares original Founder’s Shares 80,000,000 were issued to the Company’s officers, 75,000,000 to an entity controlled by one of the Company’s directors, and 20,000,000 to outside consultants who assisted with the Company’s formation and early organization.

NOTE 5 – CONTINGENCY/LEGAL

As of March 31, 2019, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

[The space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 19, 2019, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

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

As of March 31, 2019, we had incurred ($232,704) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2019, and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

To become profitable and competitive, we have to successfully sell our current product, Top Kontrol, and continue to innovate and develop new similar personal and automobile security and safety devices and technologies that will be accepted by the marketplace.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we can generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds in the future.

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

Unlike our competitors’ products which are designed to primarily protect the automobile from unattended theft, we’ve developed Top Kontrol to put driver and passenger safety first while still protecting the automobile from theft, even when the engine is running.  We believe Top Kontrol is the only anti-theft and personal safety automobile device able to thwart a carjacking attempt without any action by the driver.

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

Government Regulation

SecureTech will be subject to domestic and international laws and regulations that relate directly or indirectly to its products and operations.  These laws and regulations include common business practices, tax rules and securities regulations pertaining to the operation of its business, and product warranties and safety requirements.  SecureTech believes that the effects of existing or probable governmental regulations will be additional responsibilities of the management of SecureTech to ensure that it remains in compliance with all applicable regulations as they apply to the SecureTech’s products as well as ensuring that SecureTech does not infringe on any proprietary rights of others with respect to its products.  SecureTech will also need to maintain accurate financial records in order to remain compliant with securities regulations as well as any corporate tax liability it incurs.

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

On December 18, 2018, SecureTech received a Notice of Allowance from the USPTO for the trademark TOP KONTROL.

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $1,172 per month on a month-to-month basis for the time being.

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

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. SecureTech is a smaller reporting company. Currently, a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. Also, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the emerging growth company IPO.

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

Results of Operations

Three Months Ended March 31, 2019 and March 31, 2018

Revenues. We did not generate any revenue during the fiscal periods ended March 31, 2019 and 2018.

Operating Expenses. Our total operating expenses for three months ended March 31, 2019 were $11,413 compared to $105,679 for the fiscal period ended March 31, 2018, which represents a decrease of ($94,266), or (89.2%). The decrease in operating expenses is largely the result of lower legal, accounting and outside consulting fees during the fiscal period.

Loss From Operations. We generated an operating loss of ($11,413) from operations during the three months ended March 31, 2019 compared to an operating loss of ($105,679) during the three months ended March 31, 2018, which represents a decrease of ($94,266), or (89.2%).  The decrease in operating loss from operations is largely the result of lower legal, accounting and outside consulting fees during the fiscal period.

Net Loss. We realized a net loss of ($11,413) from operations during the three months ended March 31, 2019 compared to a net loss of ($105,679) during the three months ended March 31, 2018, which represents a decrease of ($94,266), or (89.2%).  The decrease in net loss from operations is largely the result of lower legal, accounting and outside consulting fees during the fiscal period.

Total Stockholders’ Equity. Our stockholders’ equity was $184,387 as of March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had assets valued at $184,487, which was comprised of solely of cash.

As of March 31, 2019, we had liabilities of ($100) in accounts payable.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 19, 2019, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of March 31, 2019, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, SecureTech had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the SecureTech’s financial instruments as of March 31, 2019 are as follows:

	Fair Value Measurement at March 31, 2019 Using:

Description	3/31/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$184,487	$184,487	$-	$-
	$184,487	$184,487	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

The estimated fair values of the SecureTech’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities	$-	$-	$-	$-
	$-	$-	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2019.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of March 31, 2019, have not been remedied.

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

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

SECURETECH INNOVATIONS, INC.

Dated: May 16, 2019	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer and Director

Dated: May 16, 2019	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director