Form 10-Q
period 2019-09-30
Securetech Innovations, Inc.
filed 2019-10-21
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of October 21, 2019, was 170,003,000.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	September 30, 2019 (unaudited)	December 31, 2018
Current assets:
Cash and equivalents	$150,467	$195,900
Total current assets	150,467	195,900

Total assets:	$150,467	$195,900

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$100	100
Total current liabilities	100	100

Total liabilities	$100	$100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,003,000 and 172,503,000 shares issued and outstanding, respectively	170,003	172,503
Additional paid-in capital	247,088	244,588
Accumulated deficit	(266,724)	(221,291)

Total stockholders’ equity (deficit)	$150,367	$195,800

Total liabilities and stockholders’ equity (deficit)	$150,467	$195,900

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Expenses:
General and administrative	$6,396	$7,079	$13,599	$33,473
Accounting fees	1,400	1,300	6,100	7,200
Consulting fees	4,499	5,667	15,381	31,167
Legal fees	274	275	2,393	78,620
Research and development	7,960	-	7,960	-
Total expenses	20,529	14,321	45,433	150,460

(Loss) from operations	(20,529)	(14,321)	(45,433)	(150,460)

Provision for income taxes	-	-	-	-

Net (loss)	$(20,529)	$(14,321)	$(45,433)	$(150,460)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,003,000	190,003,000	170,616,553	189,691,107

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2017 to September 30, 2019

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	183,048,000	$183,048	$25,393	($52,824)	$155,617
Issuance of common stock for services	200,000	200	5,800	-	6,000
Issuance of common stock for cash	6,755,000	6,755	195,895	-	202,650
Cancellation of common shares	(17,500,000)	(17,500)	17,500	-	-
Net loss	-	-	-	(168,467)	(168,467)
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(45,433)	(45,433)
Balance, September 30, 2019	170,003,000	$170,003	$247,088	($266,724)	$150,367

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(45,433)	$(150,460)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of common shares for services	-	6,000

Net cash used in operating activities	(45,433)	(144,460)

Cash flows from financing activities:
Issuance of common stock for cash	-	202,650

Net cash provided by financing activities	-	202,650

Net increase (decrease) in cash	(45,433)	58,190

Cash – beginning of period	195,900	155,617

Cash – end of period	$150,467	$213,807

Non-cash financing activities:
Share cancellation	$2,500	$-

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2019

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  SecureTech intends to initiate commercial production during the fourth quarter of fiscal 2019.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 19, 2019.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended September 30, 2019.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2019, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of September 30, 2019 are as follows:

	Fair Value Measurement at September 30, 2019 Using:

Description	9/30/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$150,467	$150,467	$-	$-
	$150,467	$150,467	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three and nine months ended September 30, 2019.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three and nine months ended September 30, 2019, or on prior periods.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended September 30, 2019, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2019, the Company had an accumulated deficit of ($266,724).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2019, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the nine months ended September 30, 2019, the Company mutually rescinded a consulting agreement and subsequently canceled an aggregate of 2,500,000 shares of its common stock.

As of September 30, 2019, the Company had 170,003,000 shares of common stock issued and outstanding.

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

NOTE 5 – CONTINGENCY/LEGAL

As of September 30, 2019, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

As of September 30, 2019, we had incurred ($266,724) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2019, and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We intend to initiate commercial production during the fourth quarter of fiscal 2019.

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

SecureTech has not initiated any commercial production runs with any contract manufacturer.  All of the products we have manufactured to date have been prototype models for testing purposes only.  We intend to initiate commercial production during the fourth quarter of fiscal 2019.

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

Research and Development Expenditures

During the nine months ended September 30, 2019, we incurred $7,960 in research and development expenditures.  These expenses were related to the development of a housing mold and the commencement of regulatory testing of Top Kontrol.

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

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $996 per month on a month-to-month basis for the time being.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenues. We did not generate any revenue during the three months ended September 30, 2019 and 2018.

Operating Expenses. Our total operating expenses for three months ended September 30, 2019 were $20,529 compared to $14,321 for the three months ended September 30, 2018, which represents an increase of $6,208, or 43.3%. The increase in operating expenses is largely the result of an increase in research and development expenses related to preparing our Top Kontrol product to go into commercial production, which is expected to occur during the current fiscal period.

Loss From Operations. We generated an operating loss of ($20,529) from operations during the three months ended September 30, 2019 compared to an operating loss of ($14,321) during the three months ended September 30, 2018, which represents an increase of $6,208, or 43.3%.  The increase in operating loss is largely the result of an increase in research and development expenses related to preparing our Top Kontrol product to go into commercial production, which is expected to occur during the current fiscal period.

Net Loss. We realized a net loss of ($20,529) from operations during the three months ended September 30, 2019 compared to a net loss of ($14,321) during the three months ended September 30, 2018, which represents an increase of $6,208, or 43.3%.  The increase in net loss is largely the result of an increase in research and development expenses related to preparing our Top Kontrol product to go into commercial production, which is expected to occur during the current fiscal period.

Nine Months Ended September 30, 2019 and 2018

Revenues. We did not generate any revenue during the nine months ended September 30, 2019 and 2018.

Operating Expenses. Our total operating expenses for nine months ended September 30, 2019 were $45,433 compared to $150,460 for the nine months ended September 30, 2018, which represents a decrease of ($105,027), or (69.8%). The decrease in operating expenses is largely the result of lower legal, accounting and outside consulting fees during the fiscal period.

Loss From Operations. We generated an operating loss of ($45,433) from operations during the nine months ended September 30, 2019 compared to an operating loss of ($150,460) during the nine months ended September 30, 2018, which represents a decrease of ($105,027), or (69.8%).  The decrease in operating loss from operations is largely the result of lower legal, accounting and outside consulting fees during the fiscal period.

Net Loss. We realized a net loss of ($45,433) from operations during the nine months ended September 30, 2019 compared to a net loss of ($150,460) during the nine months ended September 30, 2018, which represents a decrease of ($105,027), or (69.8%).  The decrease in net loss from operations is largely the result of lower legal, accounting and outside consulting fees during the fiscal period.

Total Stockholders’ Equity. Our stockholders’ equity was $150,367 as of September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had assets valued at $150,467, which was comprised of solely of cash.

As of September 30, 2019, we had liabilities of ($100) in accounts payable.

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

Off –Balance Sheet Operations

As of September 30, 2019, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2019 and December 31, 2018, SecureTech had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the SecureTech’s financial instruments as of September 30, 2019 are as follows:

	Fair Value Measurement at September 30, 2019 Using:

Description	9/30/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$150,467	$150,467	$-	$-
	$150,467	$150,467	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of the SecureTech’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three and nine months ended September 30, 2019.

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

Based on management’s assessment, we have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of September 30, 2019, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: October 21, 2019	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer and Director

Dated: October 21, 2019	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer and Director