Form 10-K
period 2019-12-31
Securetech Innovations, Inc.
filed 2020-02-21
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer  ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

                                                                                                                                  Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $600,090, based upon the last closing sale price of $0.03 a share, or the most recent cash sales price of the Registrant’s common stock.

As of February 21, 2020, there were 170,003,000 shares of our common stock, $0.001 par value issued and outstanding; 20,003,000 of these shares were held by non-affiliates of the Registrant.

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

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent SecureTech has developed its initial product, Top Kontrol, which we believe to be the only anti-theft and personal safety automobile device that can thwart a carjacking attempt without any action by driver.  While our competitors’ products are engineered to flash lights and sound loud alarms when someone is tampering with a parked and unoccupied automobile, our Top Kontrol product is engineered to turn off the engine and completely disable the vehicle should someone other than the authorized driver attempt to drive the vehicle.

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

SecureTech commenced commercial production of Top Kontrol in January 2020.  We estimate that the lead time from the commencement of the first stage of production (procuring the various components) to completing assembly and having the finished product ready for sale to be approximately 14 weeks.  Based on this projected production timetable SecureTech anticipates generating its first retail sales from Top Kontrol in Q2 2020.

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

As of December 31, 2019, we had incurred ($282,577) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2020 and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

To become profitable and competitive, we have to successfully sell our current product, Top Kontrol, and continue to innovate and develop new personal and automobile security and safety devices and technologies that will be accepted by the marketplace.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds in the future.

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

Key Advantages of the Top Kontrol Product:

•	Anti-theft circuits actively prevent automobile theft and carjacking
•	Automatically prevents theft although keys are in ignition and engine is idling
•	Active and passive prevention of carjacking
•	Does not interfere with vehicle’s other systems
•	Compatible with all makes and models of cars and trucks
•	Manual engine kill switch
•	Key based system prevents thieves from hacking wirelessly transmitted security codes
•	Does not draw battery power – system works even with a disabled car battery

Retail Package Top	Retail Package Bottom

Unlike our competitors’ products which are designed to primarily protect the automobile from unattended theft, we’ve developed Top Kontrol to put driver and passenger safety first while still protecting the automobile from theft, even while the engine is running.  We believe Top Kontrol to be the only anti-theft and personal safety automobile device able to thwart a carjacking attempt without any action by the driver.

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

For additional information on our Top Kontrol product, please visit our product website www.topkontrol.com.

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

SecureTech commenced commercial production of Top Kontrol in January 2020.  We estimate that the lead time from the commencement of the first stage of production (procuring the various components) to completing assembly and having the finished product ready for sale to be approximately 14 weeks.  Based on this projected production timetable SecureTech anticipates generating its first retail sales from Top Kontrol in Q2 2020.

Competition

SecureTech faces formidable competition in every aspect of our business.  The success or failure of our business will depend largely upon the ability of our management to develop competitive products and properly market them to attract a sufficient number of new customers which will allow us to generate sufficient revenues to become profitable.

SecureTech will be competing against better established competitors with substantially greater financial resources and a longer history of operations.  Our competitors’ resources and market presence may provide them with advantages in marketing, purchasing, and negotiating leverage.  Some of our better known competitors include Viper (www.viper.com) and LoJack Corporation (www.lojack.com).  Below is a table providing a comparison overview of these competitors’ product offerings:

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

Direct Marketing

SecureTech intends to build brand and product awareness through traditional marketing avenues, including:

•	Traditional paid advertising (e.g. periodical and trade publications, television, and radio)

•	Online and Social Media

•	Pay-Per-Click Internet Advertising

•	Free Media Exposure (e.g. free theft prevention and safety courses and videos)

•	Industry trade shows

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

Research and Development Expenditures

During the fiscal year ended December 31, 2019, we incurred $9,005 in research and development expenditures.  These expenses were related to the development of a housing mold and regulatory testing and compliance for our Top Kontrol product.

During the fiscal year ending December 31, 2020, we anticipate increasing our research and development expenses by approximately 200-300%.

SecureTech presently developing a second automotive product that will be offered either as a standalone product or as an integrated upgrade to our current Top Kontrol product.  This new product is being engineered with a focus to help save the lives of infants and small children.  More information about this product will be released when prototype testing begins, which is anticipated during the second half of the current fiscal year.

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

We were incorporated on March 2, 2017, and have incurred ($282,577) in losses through December 31, 2019.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2020.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could have an adverse effect to our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that the cost of maintaining SEC reporting status to be approximately $150,000 annually. As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially, which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated February 21, 2020 which is part of the financial statements that are part of this prospectus.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

We are only in the early stages of producing and marketing our first product, Top Kontrol.  It is unclear whether this product and its features or other unanticipated events may result in lower sales than anticipated, which could force us to limit our expenditures on research and development, advertising, and general company requirements for improving and expanding our product offerings.  We cannot guarantee consumer demand or interest in our current or future product offerings, which could have a material adverse effect on our business, results of operations, and overall financial condition.

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

We may be unable to protect our proprietary rights and intellectual property.

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

Presently we have no general liability insurance policy.  While we intend to seek such coverage during the current fiscal year, we can offer no assurances that we will successfully be able to obtain such coverage or, if such coverage is offered to us, that we will be able to afford the annual premiums.  Further, even with general liability coverage there can be no guarantees that the coverage would fully protect us from legal claims resulting from a future lawsuit, which could have a material adverse effect on our results of operations and financial condition.

The success of our business depends heavily on key personnel, particularly Kao Lee, and his business experience and understanding of our industry.  Our business would likely fail if we were to lose his services.

The success of our business depends heavily upon the abilities and experience of our principal executive officer Kao Lee.  The loss of Mr. Lee would have a significant and immediate impact on our business, results of operations, and overall financial condition.  Further, the loss of Mr. Lee would force us to seek a replacement or replacements who may have less general business experience and, in particular, experience in our industry, fewer industry contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement should Mr. Lee depart, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

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

Our directors currently control an aggregate of approximately 87.6% of our eligible votes in all voting matters.  Accordingly, our directors can solely determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our directors currently control an aggregate of 149,000,000 votes in all voting matters, or approximately 87.6%, of all eligible votes.  Accordingly, our directors can determine the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Because we do not have an audit or compensation committee, shareholders will have to rely on our board of directors which is not independent to perform these functions.

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

Purchasing shares in SecureTech is speculative in nature and involves significant risks. Our shares should not be purchased by any person who cannot afford the loss of his or her entire investment. SecureTech’s business plan and objectives are also speculative, and we may be unable to successfully achieve those objectives. Shareholders in SecureTech may be unable to realize a substantial return on their investment, or any return whatsoever, and may lose their entire investment in SecureTech. For this reason, each prospective investor should read this Annual Report and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

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

In the event we obtain a listing on an exchange, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following: (i) actual or anticipated fluctuations in our quarterly operating results and revisions to our expected results; (ii) changes in financial estimates by securities research analysts; (iii) announcements by us or our competitors of new services, strategic relationships, joint ventures or capital commitments; (iv) addition or departure of key personnel; and (v) sales or perceived potential sales of our shares.

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

It is important to note that as of February 21, 2020 we could issue up to an additional 329,997,000 shares of common stock without shareholder consent.

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

As of February 21, 2020 we had 170,003,000 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•20,003,000 are freely tradable without restrictions (commonly referred to as the “public float”); and

•150,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

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

[This space intentionally left blank]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

There is currently no active trading market for our common stock.  We intend to apply to the Financial Industry Regulatory Authority (FINRA) through a registered broker-dealer/market maker to make a market for our common stock on the OTCQB during this fiscal year.  There can be no assurance, however, that this application will be accepted or, if accepted, that any trading market will ever develop or be maintained on the OTCQB.  Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTCQB.  We are currently considered a “reporting issuer”.  However, in the event that we lose our status as a "reporting issuer", any future quotation of our common stock on the OTCQB may be jeopardized.

As of February 21, 2020, the most recent cash sales price for shares of our common stock was $0.03.

Holders of Record

As of February 21, 2020, we had 170,003,000 shares of our common stock issued and outstand held by approximately 54 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.

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

As of February 21, 2020 we had 170,003,000 shares of common stock issued and outstanding.

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

As of February 21, 2020 we had -0- shares of preferred stock issued or outstanding.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

As of December 31, 2019, and February 21, 2020, we had no convertible or derivative securities issued or outstanding.

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

As of February 21, 2020 we had 170,003,000 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•20,003,000 are freely tradable without restrictions (commonly referred to as the “public float”); and

•150,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 21, 2020 we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globex Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on March 2, 2017 through February 21, 2020.

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

On March 9, 2019, we mutually rescinded an outstanding consulting agreement with Seaside Advisors, LLC (“Seaside”).  Pursuant to the associated Mutual Termination and Release of Liability Agreement signed by all parties, Seaside returned 2,500,000 shares of our common stock.  These shares were subsequently cancelled by SecureTech’s Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2019, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SecureTech was incorporated under the laws of the State of Wyoming on March 2, 2017 under the name SecureTech, Inc.  We amended our Articles of Incorporation on December 20, 2017 to change our name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent SecureTech has developed its initial product, Top Kontrol, which we believe to be the only anti-theft and personal safety automobile device that can thwart a carjacking attempt without any action by driver.  While our competitors’ products are engineered to flash lights and sound loud alarms when someone is tampering with a parked and unoccupied automobile, our Top Kontrol product is engineered to turn off the engine and completely disable the vehicle should someone other than the authorized driver attempt to drive the vehicle.

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

SecureTech commenced commercial production of Top Kontrol in January 2020.  We estimate that the lead time from the commencement of the first stage of production (procuring the various components) to completing assembly and having the finished product ready for sale to be approximately 14 weeks.  Based on this projected production timetable SecureTech anticipates generating its first retail sales from Top Kontrol in Q2 2020.

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

As of December 31, 2019, we had incurred ($282,577) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2020 and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2019 as fiscal 2019 or the fiscal year ended December 31, 2019 and the fiscal year ended December 31, 2018 as fiscal 2018 or the fiscal year ended December 31, 2018.

Fiscal Years Ended December 31, 2019 and 2018

Revenues. We did not generate any revenue in fiscal 2019 or fiscal 2018.

Operating Expenses. Our total operating expenses for fiscal year ended December 31, 2019 were $61,286 compared to $168,467 for the fiscal year ended December 31, 2018, which represents a decrease of ($107,181), or (63.6%). The decrease in operating expenses is the result of lower expenses related to our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting, and outside consulting fees.

Loss From Operations. We generated an operating loss of ($61,286) from operations during the fiscal year ended December 31, 2019 compared to an operating loss of ($168,467) during the fiscal year ended December 31, 2018, which represents a decrease of ($107,181), or (63.6%).  The decrease in operating loss from operations is the result of lower expenses related to our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting, and outside consulting fees.

Net Loss. We realized a net loss of ($61,286) during the fiscal year ended December 31, 2019 compared to a net loss of ($168,467) during the fiscal year ended December 31, 2018, which represents an decrease of ($107,181), or (63.6%). The decrease in the net loss is the result of lower expenses related to our efforts to obtain a public listing on the OTCQB, which have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit. Our stockholders’ deficit was ($282,577) as of December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had aggregate assets of $134,614, consisting of $133,069 in cash and $1,545 in deposits.  In Management’s opinion, SecureTech’s cash position is sufficient to produce our initial inventory of Top Kontrol and maintain our operations at the current level for the next 12 months without requiring additional financing.

As of December 31, 2019, we had total liabilities of ($100), which consisted of accounts payable of ($100).

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2019 and 2018, SecureTech had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of SecureTech’s financial instruments as of December 31, 2019 are as follows:

	Fair Value Measurement at December 31, 2019 Using:

Description	12/31/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$133,069	$133,069	$-	$-
	$133,069	$133,069	$-	$-

Liabilities	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of SecureTech’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2019 and 2018.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2019 and December 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

February 21, 2020

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
Current assets:
Cash and equivalents	$133,069	$195,900
Deposits	1,545	-
Total current assets	134,614	195,900

Total assets:	$134,614	$195,900

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	100	100
Total current liabilities	$100	100

Total liabilities	$100	$100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,003,000 and 172,503,000 shares issued and outstanding, respectively	170,003	172,503
Additional paid-in capital	247,088	244,588
Accumulated deficit	(282,577)	(221,291)

Total stockholders’ equity (deficit)	$134,514	$195,800

Total liabilities and stockholders’ equity (deficit)	$134,614	$195,900

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2019	2018

Operating expenses:
General and administrative	21,131	41,605
Accounting fees	7,500	8,500
Consulting fees	19,881	38,167
Legal fees	3,769	80,195
Research and development	9,005	-
Total operating expenses	61,286	168,467

(Loss) from operations	(61,286)	(168,467)

Provision for income taxes	-	-

Net (loss)	$(61,286)	$(168,467)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,461,904	185,244,671

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2017 to December 31, 2019

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	183,048,000	$183,048	$25,393	($52,824)	$155,617
Issuance of common stock for services	200,000	200	5,800	-	6,000
Issuance of common stock for cash	6,755,000	6,755	195,895	-	202,650
Cancellation of common shares	(17,500,000)	(17,500)	17,500	-	-
Net loss	-	-	-	(168,467)	(168,467)
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(61,286)	(61,286)
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

	December 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(61,286)	$(168,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	-	6,000
Increase in accounts payable	-	100
Changes in operating assets and liabilities:
Increase in deposits	(1,545)	-

Net cash used in operating activities	(62,831)	(162,367)

Cash flows from financing activities:
Issuance of common stock for cash	-	202,650

Net cash provided by financing activities	-	202,650

Net increase (decrease) in cash	(62,831)	40,283

Cash – beginning of period	195,900	155,617

Cash – end of period	$133,069	$195,900

Non-cash financing activities:
Share cancellation	$2,500	$-

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

SecureTech commenced commercial production of Top Kontrol in January 2020.  The lead time from the commencement of the first stage of production (procuring the product’s various components) to completing assembly and having finished product ready for sale is estimated to be about 14 weeks.  Based on this projected production timetable SecureTech anticipates generating its first retail sales from Top Kontrol in Q2 2020.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2019 and 2018.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2019 and 2018, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Company’s financial instruments as of December 31, 2019 are as follows:

	Fair Value Measurement at December 31, 2019 Using:

Description	12/31/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$133,069	$133,069	$-	$-
	$133,069	$133,069	$-	$-

Liabilities	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of Company’s financial instruments as of December 31, 2018 are as follows:

	Fair Value Measurement at December 31, 2018 Using:

Description	12/31/18	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$195,900	$195,900	$-	$-
	$195,900	$195,900	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2019 and 2018.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the fiscal year ended December 31, 2019 or on prior periods.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended December 31, 2019, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2019, the Company had an accumulated deficit of ($282,577).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2019, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

2018 Issuances/Cancellations

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

2019 Issuances/Cancellations

During the fiscal year ended December 31, 2019, the Company mutually rescinded a consulting agreement and subsequently cancelled an aggregate of 2,500,000 shares of its common stock.

As of December 31, 2019, the Company had 170,003,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 were as follows, assuming a 21% effective tax rate:

	For the fiscal year ended December 31,
	2019	2018
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$59,341	$46,471
Change in valuation allowance	(59,341)	(46,471)

Total deferred tax provision	$-	$-

As of December 31, 2019, the Company had approximately $282,577 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2039.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2019 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 5 – CONTINGENCY/LEGAL

As of December 31, 2019, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

Based on management’s assessment, we have concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of December 31, 2019, have not been remedied.

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

Management has conducted an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2019 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Kao Lee	50	President, Chief Executive Officer and Director
Anthony Vang	48	Treasurer, Secretary, and Director
Abdulcadir Haji	62	Director
Abdikarim H. Farah	50	Vice President

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2019, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on March 2, 2017 through December 31, 2019.  Our fiscal year end is December 31st.  No cash compensation has been paid to any of our officers from inception on March 2, 2017 through December 31, 2019.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Kao Lee, President,CEO, and Director (1)	2019 2018 2017	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Anthony Vang, Treasurer, Secretary, and Director (2)	2019 2018 2017	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Abdulcadir Haji, Director	2019 2018 2017	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Abdikarim Farah, Vice President	2019 2018 2017	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)Mr. Lee received 75,000,000 shares of our common stock on March 2, 2017.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(2)Mr. Vang received 5,000,000 shares of our common stock on March 2, 2017.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

The following table sets forth information with respect to compensation paid by us to our directors from inception on
March 2, 2017 through December 31, 2019.  Our fiscal year end is December 31st.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Kao Lee	0	0	0	0	0	0	0
Anthony Vang	0	0	0	0	0	0	0
Abdulcadir Haji	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

Officer Compensation

We intend to begin paying our officers reasonable cash compensation once SecureTech achieves sufficient levels of cash flow from the sale of its products later this fiscal year.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of December 31, 2019 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of December 31, 2019, we had 170,003,000 shares of common stock issued and outstanding.

Unless otherwise noted, the mailing address for each shareholder is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

Officers and Directors
Kao Lee, President, CEO, and Director	69,000,000	40.6%
Anthony Vang, Treasurer, Secretary, and Director	5,000,000	2.9%
Abdulcadir Haji, Director (2)	-0-	0%
Abdikarim Farah, Vice President	1,000,000	0.6%
All officers and directors as a group (4 persons)	75,000,000	43.5%

Five Percent Stockholders
African Resource Group, Inc. (2)	75,000,000	44.1%

(1)Based on 170,003,000 shares issued and outstanding as of December 31, 2019 and February 21, 2020.

(2)Mr. Haji does not directly own any SecureTech securities.  As of December 31, 2019, Mr. Haji served as a Director and President and CEO of African Resource Group, Inc. and had voting and dispositive power over these 75,000,000 shares of SecureTech’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2020.

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

	For the Fiscal Year Ended December 31,
	2019	2018

Audit Fees	$7,875	$7,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	1,600
Total	$7,875	$9,100

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

(3)Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
3.2	Bylaws	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017	Incorporated by reference to registration statement on Form S-1 (File No. 333-223078) filed on February 16, 2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL Instance Document and Related Items	Filed herewith
104	Cover Page Interactive Data File	The cover page XBRL tags are embedded within the inline XBRL document

Item 16.  Form 10-K Summary

Not applicable.

[This space intentionally left blank. Signatures on following page.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 21st day of February, 2020.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this amendment to the registration statement has been signed by the following persons in the listed capacities on February 21, 2020:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

By:	/s/ Abdulcadir Haji
Abdulcadir Haji Director