Form 10-Q
period 2020-03-31
Securetech Innovations, Inc.
filed 2020-05-04
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 4, 2020, was 170,087,100.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	March 31, 2020 (unaudited)	December 31, 2019
Current assets:
Cash and equivalents	$106,930	$133,069
Inventory	120	-
Deposits	8,451	1,545
Total current assets	115,501	134,614

Total assets:	$115,501	$134,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$100	100
Total current liabilities	100	100

Total liabilities	$100	$100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,003,000 and 170,003,000 shares issued and outstanding, respectively	170,003	170,003
Additional paid-in capital	247,088	247,088
Accumulated deficit	(301,690)	(282,577)

Total stockholders’ equity (deficit)	$115,401	$134,514

Total liabilities and stockholders’ equity (deficit)	$115,501	$134,614

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2020	2019

Operating expenses:
General and administrative	$7,766	2,510
Accounting fees	3,465	3,300
Consulting fees	5,857	4,500
Legal fees	2,025	1,103
Total operating expenses	19,113	11,413

(Loss) from operations	(19,113)	(11,413)

Provision for income taxes	-	-

Net (loss)	$(19,113)	$(11,413)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,003,000	171,864,111

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2018 to March 31, 2020

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(61,286)	(61,286)
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Net loss	-	-	-	(19,113)	(19,113)
Balance, March 31, 2020	170,003,000	$170,003	$247,088	($301,690)	$115,401

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(19,113)	$(11,413)
Changes in operating assets and liabilities:
(Increase) in inventory	(120)	-
(Increase) in deposits	(6,906)	-

Net cash used in operating activities	(26,139)	(11,413)

Net increase (decrease) in cash	(26,139)	(11,413)

Cash – beginning of period	133,069	195,900

Cash – end of period	$106,930	$184,487

Non-cash financing activities:
Share cancellation	$-	$2,500

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent, SecureTech has created its initial product, Top Kontrol.  Top Kontrol is unlike any other product on the market – it prioritizes the safety of the driver and passengers.  Not only does Top Kontrol protect your vehicle from unattended theft like other car alarms, but it is the only anti-theft and personal safety device able to thwart an active carjacking attempt without any action by the driver.

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

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a licensed dealer.

SecureTech commenced commercial production of Top Kontrol during the three months ended March 31, 2020.  Management believes SecureTech will have sufficient inventory and start selling Top Kontrol during the current fiscal quarter.

Please note: Management’s estimate does not take into consideration the possibility of a longer-than-expected quarantine mandate due to the ongoing COVID-19 virus pandemic or potential delays in receiving any of the various components required to manufacture and assemble this product.

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

The balance sheet as of December 31, 2019 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 21, 2020.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2020.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2020, the Company had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments as of March 31, 2020 are as follows:

	Fair Value Measurement at March 31, 2020 Using:

Description	3/31/20	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$106,930	$106,930	$-	$-
	$106,930	$106,930	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of the Company’s financial instruments as of December 31, 2019 are as follows:

	Fair Value Measurement at December 31, 2019 Using:

Description	12/31/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$133,069	$133,069	$-	$-
	$133,069	$133,069	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2020.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for three months ended March 31, 2020 or on prior periods.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2020, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2020, the Company had an accumulated deficit of ($301,690).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2020, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

As of March 31, 2020, the Company had 170,003,000 shares of common stock issued and outstanding.

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

NOTE 5 – CONTINGENCY/LEGAL

As of March 31, 2020, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 6 – SUBSEQUENT EVENTS

As of May 4, 2020, the Company has sold an aggregate of 84,100 Units in the ongoing Series B Private Placement Offering for $12,615 in cash.

As of May 4, 2020, the Company had 170,087,100.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 21, 2019, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

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

As of March 31, 2020, we had incurred ($301,690) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2020, and potentially into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

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

Plan of Operations

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent, SecureTech has created its initial product, Top Kontrol.  Top Kontrol is unlike any other product on the market – it prioritizes the safety of the driver and passengers.  Not only does Top Kontrol protect your vehicle from unattended theft like other car alarms, but it is the only anti-theft and personal safety device able to thwart an active carjacking attempt without any action by the driver.

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

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a licensed dealer.

SecureTech commenced commercial production of Top Kontrol during the three months ended March 31, 2020.  Management believes SecureTech will have sufficient inventory and start selling Top Kontrol during the current fiscal quarter.

Please note: Management’s estimate does not take into consideration the possibility of a longer-than-expected quarantine mandate due to the ongoing COVID-19 virus pandemic or potential delays in receiving any of the various components required to manufacture and assemble this product.

Top Kontrol Product

Top Kontrol is SecureTech’s first anti-theft and automobile safety product.  Utilizing exclusive licensed patented technology created by our Founder, Kao Lee, SecureTech has developed a very competitively priced product that significantly outperforms all other known products currently on the market.

Key Advantages of Selecting Top Kontrol:

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

Unlike our competitors’ products, which are designed to protect the automobile from unattended theft primarily, we’ve developed Top Kontrol to put driver and passenger safety first while still protecting your car from theft, even while the engine is running.  We believe Top Kontrol to be the only anti-theft and personal safety automobile device able to thwart a carjacking attempt without any action by the driver.

Through its advanced design and patented technology, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker.  Regardless of whether someone tries to steal your car while it is idling unattended or take it by force using a gun, Top Kontrol will automatically shut off the engine after 15-20 seconds after detecting an unauthorized driver.  Top Kontrol will also prevent the unauthorized driver from restarting the engine, even if the keys are in the ignition, thereby preventing the thief from stealing your car and allowing you sufficient time to run to safety after being threatened at gunpoint.

Because Top Kontrol is connected to the automobile’s ignition and lighting systems, it must be installed and serviced by a licensed dealer.

For additional information on our Top Kontrol product, please visit our product website www.topkontrol.com.

Made in the USA

SecureTech presently uses US-based contract manufacturers to manufacture and assemble its products.  SecureTech does not have any long-term or exclusivity agreements with any contract manufacturer and is free to change or negotiate with new contract manufacturers at its sole discretion.

Additionally, Management is presently exploring the feasibility of establishing its own warehouse and manufacturing facility in Florida.  The goal is to have this facility open – or at least under construction – sometime in late 2020 or early 2021 to facilitate international sales and exports while reducing overall manufacturing and shipping expenses.

All of SecureTech’s products proudly carry the “Made in the USA” designation.

Competition

SecureTech faces formidable competition in every aspect of our business.  The success or failure of our company will depend largely upon the ability of our management to develop competitive products and successfully market them to attract a sufficient number of new customers, which will allow us to generate sufficient revenues to become profitable.

SecureTech competes against better-established competitors with substantially greater financial resources and longer operating histories.  Our competitors’ resources and market presence may provide them with advantages in marketing, purchasing, and negotiating leverage.  Some of our better-known competitors include Viper (www.viper.com) and LoJack Corporation (www.lojack.com).  Below is a table providing a comparative overview of how Top Kontrol stacks up to our competitors’ product offerings:

FEATURES	TOP KONTROL	VIPER[1]	LOJACK[2]
Electronic/engine Immobilizers
Kill Switch
Light and Siren
Electronic Tracking System
Carjacking Security Features
Automatic Secured for preventing carjacking
Automatic Secured features to prevent theft even if keys are left in the ignition and/or engine idling
Key-based system to prevent interception of wirelessly transmitted security codes
Does not require a 24/7 power feed
MSRP	$449	$499+	$695+

(1)Viper 5806 car alarm model.

(2)LoJack® Stolen Vehicle Recovery System.

In addition to the competitors listed above, we will be competing with other lesser-known competitors as well as competitors presently not known to us or, possibly, not even formed yet.

We believe that our industry is large enough that we will be able to compete successfully against our competitors with our existing and future products.  However, it is essential to note that the underlying product technology is always evolving and expanding with new competitors continuously innovating better products that could eventually outperform our then offered products or, worse, possibly render them obsolete.

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

Authorized Dealer/Licensed Installer Sales

SecureTech is internally developing a sales team of representatives that will sell SecureTech’s products to car dealerships (new and used), car audio stores, body shops, electronics stores, and other similar venues.  SecureTech may also decide in the future to augment its own sales force with commission-based independent sales representatives, both domestically and internationally.

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

Research and Development Expenditures

During the three-months ended March 31, 2020, SecureTech did not incur any research and development expenditures.

SecureTech has begun developing a second automotive product that will be offered either as a standalone product or as an integrated upgrade to our current Top Kontrol product.  This new product is being engineered with a focus to help save the lives of infants and small children.  More information about this product will be released when prototype testing begins, which we anticipate during the second half of the current fiscal year.  SecureTech anticipates incurring approximately $20,000 in research and development expenses during the fiscal year ending December 31, 2020.

Patents and Trademarks

We have exclusively licensed United States Patent No. 8,436,721 from Shongkawh, LLC, a related party.  Under the terms of the licensing agreement, SecureTech will pay Shongkawh two-percent (2%) of all gross sales generated on all products sold incorporating the technology covered by this patent.

On May 4, 2018, SecureTech filed two applications with the US Patent & Trademark Office (“USPTO”) to register the trademarks SECURETECH INNOVATIONS and TOP KONTROL.  These applications were assigned trademark serial numbers 87908006 and 87908032, respectively.

On December 18, 2018, SecureTech received a Notice of Allowance from the USPTO for the trademark TOP KONTROL, and on June 25, 2019, we received the same notice for SECURETECH INNOVATIONS.

Property and Equipment

Our principal executive offices are at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $996 per month on a month-to-month basis for the time being.

We do not hold ownership or leasehold interest in any other property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number are currently:

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

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

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

Revenues. We did not generate any revenue during the fiscal periods ended March 31, 2020 and 2019.

Operating Expenses. Our total operating expenses for three months ended March 31, 2020 were $19,113 compared to $11,413 for the fiscal period ended March 31, 2019, which represents an increase of $7,700, or 67.5%. The increase in operating expenses is largely the result of higher general and administrative expenses related to an overall increase in our daily operations.

Loss From Operations. We generated an operating loss of ($19,113) from operations during the three months ended March 31, 2020 compared to an operating loss of ($11,413) during the three months ended March 31, 2019, which represents an increase of $7,700, or 67.5%.  The increase in our operating loss is largely the result of higher general and administrative expenses related to an overall increase in our daily operations.

Net Loss. We realized a net loss of ($19,113) from operations during the three months ended March 31, 2020 compared to a net loss of ($11,413) during the three months ended March 31, 2019, which represents an increase of $7,700, or 67.5% The increase in our net loss is largely the result of higher general and administrative expenses related to an overall increase in our daily operations

Total Stockholders’ Equity. Our stockholders’ equity was $115,401 as of March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had assets valued at $115,501, which was comprised of $106,930 in cash, $120 in inventory components received, and $8,451 in deposits on inventory components currently on order.

As of March 31, 2020, we had liabilities of ($100) in accounts payable.

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

Series B Private Placement Offering

Management has decided now is the time to conduct a Series B Private Placement Offering of its securities during the current fiscal period.

Unlike our initial offering of securities, this is a Unit offering.  SecureTech is offering up to 5,000,000 Units priced at $0.15 per Unit.  Each Unit contains one share of Common Stock and four Purchase Warrants.  More specifically, each Unit includes the following securities:

Security Component	Warrant Exercise Price ($)	Warrant Expiration Date

One Share of Common Stock	Fully Paid and Non-Assessable	N/A
One Purchase Warrant	$0.20	June 30, 2021
One Purchase Warrant	$0.30	December 31, 2021
One Purchase Warrant	$0.40	June 30, 2022
One Purchase Warrant	$0.50	December 31, 2022

THIS IS NOT AN OFFER TO SELL NOR A SOLICITATION OF ANY OFFER TO BUY ANY SECURITIES.  OFFERS ARE MADE ONLY BY PROSPECTUS OR OTHER OFFERING MATERIALS. TO OBTAIN FURTHER INFORMATION, YOU MUST COMPLETE OUR INVESTOR QUESTIONNAIRE AND MEET THE SUITABILITY STANDARDS REQUIRED BY LAW.

SecureTech will use the proceeds from this offering to:

•	Increase production rates of Top Kontrol to more quickly achieve economies of scale;
•	Expand our marketing and sales team;
•	Complete research and development on our next consumer product; and
•	Open the Florida warehouse and manufacturing facility previously disclosed.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 21, 2019, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2019.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off –Balance Sheet Operations

As of March 31, 2020, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2020 and December 31, 2019, SecureTech had no cash equivalents.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the SecureTech’s financial instruments as of March 31, 2020 are as follows:

	Fair Value Measurement at March 31, 2020 Using:

Description	3/31/20	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$106,930	$106,930	$-	$-
	$106,930	$106,930	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

The estimated fair values of the SecureTech’s financial instruments as of December 31, 2019 are as follows:

	Fair Value Measurement at December 31, 2019 Using:

Description	12/31/19	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$133,069	$133,069	$-	$-
	$133,069	$133,069	$-	$-

Liabilities
Accounts payable	$100	$100	$-	$-
	$100	$100	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2020.

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

Based on management’s assessment, we have concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of March 31, 2020, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: May 4, 2020	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: May 4, 2020	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director