Form 10-Q
period 2020-06-30
Securetech Innovations, Inc.
filed 2020-08-06
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    Tel: (651) 317-8990

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x      No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x      No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ¨                                                                                                        Accelerated Filer    ¨

Non-Accelerated Filer  x               Smaller Reporting Company x

Emerging Growth Company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ¨      No x

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 6, 2020, was 170,442,300.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements4

BALANCE SHEETS4

STATEMENTS OF OPERATIONS5

STATEMENT OF STOCKHOLDERS’ EQUITY6

STATEMENTS OF CASH FLOWS7

NOTES TO FINANCIAL STATEMENTS8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk27

Item 4.  Controls and Procedures28

PART II

Item 1.  Legal Proceedings29

Item 1A.  Risk Factors29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds29

Item 3.  Default Upon Senior Securities29

Item 4.  Mine Safety Disclosures29

Item 5.  Other Information29

Item 6.  Exhibits29

SIGNATURES30

Forward-Looking Statements

This report contains “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectations regarding the impact of the COVID-19 (Coronavirus) worldwide pandemic on our business, overall sales results, expectations regarding the length of pandemic’s business disruption. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in any forward-looking statements include the failure to receive material orders, our ability to successfully market and sell the products we develop, the effects of the COVID-19 pandemic, including general and overall levels of consumer, business, and economic confidence, the duration of the COVID-19 pandemic and its general severity, the pace of recovery following the COVID-19 pandemic, the effects on our supply chains, potential import and export tariffs or other restrictions that may be placed on our products by governments and regulatory agencies, and possible pricing pressure from market competition. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SecureTech,” “Registrant,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	June 30, 2020 (unaudited)	December 31, 2019
Current assets:
Cash and equivalents	$121,118	$133,069
Inventories	12,748	-
Other current assets	39,911	1,545
Total current assets	173,777	134,614

Total assets:	$173,777	$134,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$100	$100
Sales tax payable	498	-
Total current liabilities	598	100

Total liabilities	598	100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,442,300 and 170,003,000 shares issued and outstanding, respectively	170,442	170,003
Additional paid-in capital	312,544	247,088
Accumulated deficit	(309,807)	(282,577)

Total stockholders’ equity (deficit)	173,179	134,514

Total liabilities and stockholders’ equity (deficit)	$173,777	$134,614

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenues:
Sales	$6,749	$-	$6,749	$-
Cost of goods sold	1,610	-	1,610	-
Gross profit	5,139	-	5,139	-

Expenses:
General and administrative	$13,256	$13,491	$32,369	$24,904
Total expenses	13,256	13,491	32,369	24,904

(Loss) from operations	(8,117)	(13,491)	(27,230)	(24,904)

Provision for income taxes	-	-	-	-

Net (loss)	$(8,117)	$(13,491)	$(27,230)	$(24,904)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,242,001	170,003,000	170,122,501	170,928,414

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2018 to June 30, 2020

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(61,286)	(61,286)
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,456	-	65,895
Net loss	-	-	-	(27,230)	(27,230)
Balance, June 30, 2020	170,442,300	$170,442	$312,544	($309,807)	$173,179

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(27,230)	$(24,904)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in inventories	(12,748)	-
(Increase) in other current assets	(38,366)	-
Increase (decrease) in accounts payable	-	20
Increase (decrease) in sales tax payable	498	-

Net cash used in operating activities	(77,846)	(24,884)

Cash flows from financing activities:
Issuance of common stock for cash	65,895	-

Net cash provided by financing activities	65,895	-

Net increase (decrease) in cash	(11,951)	(24,884)

Cash – beginning of period	133,069	195,900

Cash – end of period	$121,118	$171,016

Non-cash financing activities:
Share cancellation	$-	$2,500

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a Top Kontrol Certified Technician.

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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 21, 2020.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe, and many other countries worldwide. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created a significant disruption of the financial and retail markets, including a substantial disruption and dampening in consumer demand for the automotive industry, including specialty equipment manufacturers such as ourselves.

Because we began manufacturing and selling Top Kontrol during the fiscal period ended June 30, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business growth and launching Top Kontrol®, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol® Certified Technicians
•	Marketing and advertising efficiencies

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under local “lockdown” mandates and fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2020.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting supply chains, sales channels, marketing activities, and general business operations for an unknown period of time until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2020, the Company had no cash equivalents.

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

Inventory and Cost of Sales

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2020.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

The Company’s primary source of revenue is from the sale of our Top Kontrol product.  We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted at the Company’s facilities.  Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited warranty.

Because of this professional installation requirement, the Company generally sells its products to and through Certified Top Kontrol Technicians.  In the instances where the Company sells directly to the end-user, product installation is performed by authorized Company personnel.

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied.  Revenue is recorded net of marketing allowances, volume discounts, and other forms of variable consideration.  Generally, this occurs with the transfer of control of our product to the customer and payment has been received.  The Company does not offer terms or credit to any of its customers.

Revenue Recognition; ASC 606 Five-Step Model

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

Revenue Recognition; General Right of Return

Customers are allowed to return goods that are defective (warranty returns).  In some instances, customers may be allowed to return a limited number of units for periodic stock adjustment returns.  Such stock adjustment returns would be limited to no more than 5% of their total units sold.

As is standard in the industry, we only will accept returns from active customers.  If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2020, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2020, the Company had an accumulated deficit of ($309,807).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – OTHER CURRENT ASSETS

Other current assets are comprised of a variety of assets such as deposits, undeposited funds, and so forth.  The following table summarizes the Company’s current assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Other current assets:
Undeposited funds	$11,848	$-
Deposits, inventory	28,063	1,545
Total other current assets	$39,911	$1,545

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.  The following table summarizes the Company’s inventories as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Inventories:
Raw materials and work-in-progress	$3,492	$-
Finished goods	9,256	-
Gross inventories	12,748	-
Inventory valuation reserves	-	-
Inventories, net	$12,748	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2020, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

2020 Issuances

During the six months ended June 30, 2020, the Company undertook a private placement of its securities in the form of a Unit offering, which each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates (See Note 6 – Warrants).  Pursuant to this offering the Company sold 439,300 Units for $65,895 in cash, or $0.15 a Unit, resulting in the Company issuing an aggregate of 439,300 shares of its common stock during the six months ended June 30, 2020.  This offering was closed on June 30, 2020.

As of June 30, 2020, the Company had 170,442,300 shares of common stock issued and outstanding.

NOTE 6 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2020.

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	June 30, 2021
$0.30	439,300	December 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

2020 Issuances

During the six months ended June 30, 2020, the Company undertook a private placement of its securities in the form of a Unit offering, which each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates (See Note 6 – Warrants).  An aggregate of 1,757,200 stock purchase warrants were issued pursuant to this offering, which was closed on June 30, 2020.

The warrants were valued using the Black-Scholes model with a 53.0% volatility rate and discount rates ranging from 0.16% - 0.21% for a total fair value of $19,257.

A summary of the warrant activity for the six months ended June 30, 2020 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2020	-	$-	-	$-
Issued	1,757,200	$0.35	1.8	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at June 30, 2020	1,757,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.15 (based on the most recent cash sale price) as of June 30, 2020, which would have been received by the warrant holders had those warrant holders exercised their options as of that date.

NOTE 7 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

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

NOTE 8 – CONTINGENCY/LEGAL

As of June 30, 2020, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 9 – SUBSEQUENT EVENTS

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 21, 2020, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are an emerging growth business with limited operating history.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to regulatory filings and compliance measures.

As of June 30, 2020, we had incurred ($309,807) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2020, and potentially into subsequent fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate sufficient revenue to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

To become profitable and competitive, we have to successfully market and sell our current product, Top Kontrol, and continue to innovate and develop new personal and automobile security and safety devices and technologies that will be accepted by consumers.  We anticipate relying on equity sales of our common stock to continue to fund our business operations until we can generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any further sales of our equity securities or arrange for debt or other financings to fund our planned business activities.  We may also rely on loans from our Management or other shareholders.  However, there are no assurances that Management or any of our shareholders will provide us with any additional funds in the future.

We are continually exploring new sources of financing to meet our need for additional cash, including raising funds through sales of our equity securities and loans.  We cannot provide any assurances that our efforts to secure additional financing will be successful.  We cannot guarantee that future funding will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

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

Through its advanced and patented design, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker through the use of strategically placed sensors in the automobile and a unique FOB device hidden on the authorized driver’s person.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in a parking lot or attempt to take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine.  This prevents the thief from stealing your car and allows the occupants sufficient time to run for safety in the event of an armed carjacking.  SecureTech is not aware of any other product on the market that solves the carjacking problem in the manner of Top Kontrol.

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a Top Kontrol Certified Technician.

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

Unlike our competitors’ products, which are designed to protect the automobile from unattended theft primarily, we’ve developed Top Kontrol to put driver and passenger safety first while still protecting your car from theft – even while the engine is running.  We believe Top Kontrol to be the only anti-theft and personal safety automobile device able to thwart a carjacking attempt without any action by the driver.

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

Because Top Kontrol is connected to the automobile’s ignition and lighting systems, it must be installed and serviced by a Top Kontrol Certified Technician.

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

We believe that our targeted industry is sufficiently large enough that we will be able to compete successfully against our competitors with our existing and future products.  However, it is essential to note that the underlying product technology is always evolving and expanding with new competitors continuously innovating better products that could eventually outperform our then offered products or, worse, possibly render them obsolete.

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

Government Regulation

SecureTech will be subject to domestic and international laws and regulations that relate directly or indirectly to its products and operations.  These laws and regulations include common business practices, tax rules and securities regulations pertaining to the operation of its business, and product warranties and safety requirements.  SecureTech believes that the effects of existing or probable governmental regulations will be additional responsibilities of Management to ensure that it remains in compliance with all applicable regulations as they apply to the SecureTech’s products as well as ensuring that SecureTech does not infringe on any proprietary rights of others with respect to its products.  SecureTech will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

During the period ended June 30, 2020, SecureTech did not incur any research and development expenditures.

SecureTech is presently developing a second automotive product that will be offered either as a standalone product or as an integrated upgrade to our current Top Kontrol product.  This new product is being engineered with a focus to help save the lives of infants and small children.  More information about this product will be released after a patent application has been filed and prototype testing begins.  SecureTech anticipates incurring approximately $20,000 in research and development expenses during the second half of the fiscal year ending December 31, 2020.

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

2355 Highway 36 WestTel:(651) 317-8990

Suite 400E-Mail:info@securetechinnovations.com

Roseville, MN 55113Web:www.securetechinnovations.com

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

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

In general, under the JOBS Act a company is an emerging growth company if its initial public offering (“IPO”) of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of:

(i)the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,

(ii)the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii)the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)the company becoming a “larger accelerated filer” as defined under the Securities Exchange Act of 1934.

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

The JOBS Act also exempts the company’s independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the company’s independent registered public accounting firm to file a report on the company’s internal control over financial reporting, although management of the company is still required to file its report on the adequacy of the company’s internal control over financial reporting.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019

Sales	$6,749	-
Cost of goods sold	(1,610)	-
Gross profit	5,139	-
Operating expenses	(13,256)	(13,491)
Loss from operations	(8,117)	(13,491)
Net loss	(8,117)	(13,491)

Sales

We began generating sales during the three months ended June 30, 2020.  We recorded our first product sales on April 25, 2020.

Sales for the three months ended June 30, 2020 were $6,749, compared to $-0- for the same period of 2019.  We generated all of our revenue from the sale of our Top Kontrol product.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors, utilizing third-party manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended June 30, 2020 was $1,610, compared to $-0- for the same period of 2019.  Cost of goods sold, as a percentage of overall sales, was 23.9% during the three months ended June 30, 2020.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $5,139, compared to $-0- for the same period of 2019.  Our gross profit margin was 76.1% during the three months ended June 30, 2020.

Operating Expenses

Operating expenses consisted primarily of selling, general and administrative expenses, legal and accounting expenses, and regulatory compliance consultant expenses.  Operating expenses were $13,256 in the three months ended June 30, 2020, compared to $13,491 in the same period of 2019, representing a decrease in operating expenses of ($235), or (1.7%), during the three months ended June 30, 2020.

Loss From Operations

As a result of the foregoing, our loss from operations was ($8,117) during the three months ended June 30, 2020, compared with ($13,491) for the same period of 2019.  This ($5,374), or (39.8%), decrease in our loss from operations is the result of us generating initial sales of our Top Kontrol product.

Net Loss

As a result of the foregoing, our net loss was ($8,117) during the three months ended June 30, 2020, compared with ($13,491) for the same period of 2019.  This ($5,374), or (39.8%), decrease in our net loss is the result of us generating initial sales of our Top Kontrol product.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table sets forth the results of our operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019

Sales	$6,749	-
Cost of goods sold	(1,610)	-
Gross profit	5,139	-
Operating expenses	(32,369)	(24,904)
Loss from operations	(27,230)	(24,904)
Net loss	(27,230)	(24,904)

Sales

We began generating sales during the three months ended June 30, 2020.  We recorded our first product sales on April 25, 2020.

Sales for the six months ended June 30, 2020 were $6,749, compared to $-0- for the same period of 2019.  We generated all of our revenue from the sale of our Top Kontrol product.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors, utilizing third-party manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters.  Cost of goods sold for the six months ended June 30, 2020 was $1,610, compared to $-0- for the same period of 2019.  Cost of goods sold, as a percentage of overall sales, was 23.9% during the six months ended June 30, 2020.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $5,139, compared to $-0- for the same period of 2019.  Our gross profit margin was 76.1% during the six months ended June 30, 2020.

Operating Expenses

Operating expenses consisted primarily of selling, general and administrative expenses, legal and accounting expenses, and regulatory compliance consultant expenses.  Operating expenses were $32,369 in the six months ended June 30, 2020, compared to $24,904 in the same period of 2019, representing an increase in operating expenses of $7,465, or 30.0%, during the six months ended June 30, 2020.  The increase in operating expenses was primarily due to higher selling, general and administrative expenses and higher legal expenses during the period.

Loss From Operations

As a result of the foregoing, our loss from operations was ($27,230) during the six months ended June 30, 2020, compared with ($24,904) for the same period of 2019.  This $2,326, or 9.3%, increase in our loss from operations was primarily due to higher selling, general and administrative expenses and higher legal expenses during the period.

Net Loss

As a result of the foregoing, our net loss was ($27,230) during the six months ended June 30, 2020, compared with ($24,904) for the same period of 2019.  This $2,326, or 9.3%, increase in our net loss was primarily due to higher selling, general and administrative expenses and higher legal expenses during the period.

Total Stockholders’ Equity.

Our stockholders’ equity was $173,179 as of June 30, 2020.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to generate sales and produce inventory, and for expenditures related to sales, regulatory compliance, and general corporate purposes.  We intend to meet our liquidity demands, including capital expenditures related to the manufacture of inventory and the expansion of our business, primarily through cash flow provided by operations and sales of our securities.

We rely primarily on internally generated cash flow and available working capital to support operations and growth.  As of June 30, 2020, we did not have any credit facilities.  Although we believe that our current cash and anticipated cash receipts from sales of Top Kontrol will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are always exploring additional sources of new capital.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $173,179 as of June 30, 2020, an increase of $38,665, or 28.7%, from net working capital of $134,514 as of December 31, 2019.  The ratio of current assets to current liabilities was 290.6-to-1 on June 30, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	($77,846)	($24,884)
Financing activities	65,895	-

Net cash used in operating activities was ($77,846), an increase of ($52,962) from cash used in operating activities of ($24,884) during the same period of 2019.  The increase in cash used in operating activities consists of increases in undeposited funds, inventory manufactured, and deposits on inventory components currently on order.

Net cash provided by financing activities was $65,895, compared to $-0- for the same period of 2019.  The increase in cash inflow from financing activities was from our recently closed Series B Private Placement Offering.  Through this offering, we sold 439,300 Units for $65,895, or $0.15 per Unit.  Each Unit was comprised of the following securities:

Security Component	Warrant Exercise Price ($)	Warrant Expiration Date

One Share of Common Stock	Fully Paid and Non-Assessable	N/A
One Purchase Warrant	$0.20	June 30, 2021
One Purchase Warrant	$0.30	December 31, 2021
One Purchase Warrant	$0.40	June 30, 2022
One Purchase Warrant	$0.50	December 31, 2022

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe, and many other countries worldwide. The COVID-19 pandemic has significantly negatively affected the global economy, significantly disrupted global supply chains, and created a significant disruption of the financial and retail markets, including a substantial disruption and dampening in consumer demand for the automotive industry, including specialty equipment manufacturers such as ourselves.

Because we began manufacturing and selling Top Kontrol during the fiscal period ended June 30, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business growth and launching Top Kontrol®, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol® Certified Technicians
•	Marketing and advertising efficiencies

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under local “lockdown” mandates and fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 21, 2020, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of June 30, 2020, we had no off-balance sheet activities or operations.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, while also disrupting supply chains, sales channels, marketing activities, and general business operations for an unknown period of time until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2020 and December 31, 2019, SecureTech had no cash equivalents.

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

Inventory and Cost of Sales

Inventories are stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, Management reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2020.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

SecureTech’s primary source of revenue is from the sale of our Top Kontrol product.  We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted at SecureTech’s corporate facilities.  Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited warranty.

Because of this professional installation requirement, SecureTech generally sells its products to and through Certified Top Kontrol Technicians.  In the instances where SecureTech sells directly to the end-user, product installation is performed by authorized SecureTech personnel.

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied.  Revenue is recorded net of marketing allowances, volume discounts, and other forms of variable consideration.  Generally, this occurs with the transfer of control of our product to the customer and payment has been received.  SecureTech does not offer terms or credit to any of its customers.

Revenue Recognition; ASC 606 Five-Step Model

Under ASC 606, SecureTech recognizes revenue from the sale of service contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue Recognition; General Right of Return

Customers are allowed to return goods that are defective (warranty returns).  In some instances, customers may be allowed to return a limited number of units for periodic stock adjustment returns.  Such stock adjustment returns would be limited to no more than 5% of their total units sold.

As is standard in the industry, we only will accept returns from active customers.  If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer.

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

Based on Management’s assessment, we have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of June 30, 2020, have not been remedied.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•

Consider the engagement of outside consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	Hire additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•	Expand our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increase our workforce to accommodate growing sales and higher volumes.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the past ten years, no director, person nominated to become a director or executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to our business. We currently are not a party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

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

SECURETECH INNOVATIONS, INC.

Dated: August 6, 2020	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 6, 2020	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director