Form 10-Q
period 2020-09-30
Securetech Innovations, Inc.
filed 2020-10-23
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of October 23, 2020, was 170,442,300.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements4

BALANCE SHEETS4

STATEMENTS OF OPERATIONS5

STATEMENT OF STOCKHOLDERS’ EQUITY6

STATEMENTS OF CASH FLOWS7

NOTES TO FINANCIAL STATEMENTS8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk28

Item 4.  Controls and Procedures28

PART II

Item 1.  Legal Proceedings29

Item 1A.  Risk Factors30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds30

Item 3.  Default Upon Senior Securities30

Item 4.  Mine Safety Disclosures30

Item 5.  Other Information30

Item 6.  Exhibits30

SIGNATURES31

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	September 30, 2020 (unaudited)	December 31, 2019
Current assets:
Cash and equivalents	$105,369	$133,069
Inventories	51,626	-
Other current assets	426	1,545
Total current assets	157,421	134,614

Total assets:	$157,421	$134,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$100	$100
Sales tax payable	847	-
Total current liabilities	947	100

Total liabilities	947	100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,442,300 and 170,003,000 shares issued and outstanding, respectively	170,442	170,003
Additional paid-in capital	312,543	247,088
Accumulated deficit	(326,511)	(282,577)

Total stockholders’ equity (deficit)	156,474	134,514

Total liabilities and stockholders’ equity (deficit)	$157,421	$134,614

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Revenues:
Sales	$4,730	$-	$11,479	$-
Cost of goods sold	1,212	-	2,822	-
Gross profit	3,518	-	8,657	-

Expenses:
General and administrative	$19,792	$12,569	$52,161	$37,473
Research and development	430	7,960	430	7,960
Total expenses	20,222	20,529	52,591	45,433

(Loss) from operations	(16,704)	(20,529)	(43,934)	(45,433)

Provision for income taxes	-	-	-	-

Net (loss)	$(16,704)	$(20,529)	$(43,934)	$(45,433)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,442,300	170,003,000	170,229,878	170,616,553

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2018 to September 30, 2020

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(61,286)	(61,286)
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,455	-	65,894
Net loss	-	-	-	(43,934)	(43,934)
Balance, September 30, 2020	170,442,300	$170,442	$312,543	($326,511)	$156,474

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(43,934)	$(45,433)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in inventories	(51,626)	-
(Increase) decrease in other current assets	1,119	-
Increase (decrease) in sales tax payable	847	-

Net cash used in operating activities	(93,594)	(45,433)

Cash flows from financing activities:
Issuance of common stock for cash	65,894	-

Net cash provided by financing activities	65,894	-

Net increase (decrease) in cash	(27,700)	(45,433)

Cash – beginning of period	133,069	195,900

Cash – end of period	$105,369	$150,467

Non-cash financing activities:
Share cancellation	$-	$2,500

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2020

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

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on February 21, 2020.

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

Because we began manufacturing and selling Top Kontrol during the nine months ended September 30, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business growth and launching Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

In addition to the foregoing, we believe that sales for the nine months ended September 30, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

We began hosting modified COVID-19 aware classes towards the end of September 2020.  The revised training and certification program is now being held outdoors in open parking lots.  Participants can now observe personal COVID-19 safety measures, including sanitizing hands, wearing masks, and maintaining social distancing protocols.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol prior to this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under local “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under local “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended September 30, 2020.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2020, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2020.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

The Company’s primary source of revenue is from the sale of our Top Kontrol product.  We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by the Company.  Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty.

Because of this professional installation requirement, the Company generally sells its products to and through Authorized Dealers and Certified Top Kontrol Technicians.  In the instances where the Company sells directly to the end-user, product installation is performed by authorized Company personnel.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended September 30, 2020, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2020, the Company had an accumulated deficit of ($326,511).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – OTHER CURRENT ASSETS

Other current assets are comprised of a variety of assets such as deposits, undeposited funds, and so forth.  The following table summarizes the Company’s current assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Other current assets:
Deposits, inventory	426	1,545
Total other current assets	$426	$1,545

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.  The following table summarizes the Company’s inventories as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Inventories:
Raw materials and work-in-progress	$43,582	$-
Finished goods	8,044	-
Gross inventories	51,626	-
Inventory valuation reserves	-	-
Inventories, net	$51,626	$-

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

As of September 30, 2020, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

2020 Issuances

During the nine months ended September 30, 2020, the Company conducted a private placement of its securities in the form of a Unit offering, which each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates (See Note 6 – Warrants).  Pursuant to this offering the Company sold 439,300 Units for $65,894 in cash, or $0.15 a Unit, resulting in the Company issuing an aggregate of 439,300 shares of its common stock.  This offering was closed on June 30, 2020.

As of September 30, 2020, the Company had 170,442,300 shares of common stock issued and outstanding.

NOTE 6 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2020.

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	June 30, 2021
$0.30	439,300	December 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

2020 Issuances

During the nine months ended September 30, 2020, the Company undertook a private placement of its securities in the form of a Unit offering, which each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates. An aggregate of 1,757,200 stock purchase warrants were issued pursuant to this offering, which was closed on June 30, 2020.

The warrants were valued using the Black-Scholes model with a 53.0% volatility rate and discount rates ranging from 0.16% - 0.21% for a total fair value of $19,257.

A summary of the warrant activity for the nine months ended September 30, 2020 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2020	-	$-	-	$-
Issued	1,757,200	$0.35	1.8	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at September 30, 2020	1,757,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.15 (based on the most recent cash sale price) as of September 30, 2020, which would have been received by the warrant holders had those warrant holders exercised their options as of that date.

NOTE 7 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

On March 2, 2017, the Company issued an aggregate of 175,000,000 shares of its common stock, $0.001 par value, as Founder’s Shares with $-0- value.

Of these original Founder’s Shares 80,000,000 were issued to the Company’s officers, 75,000,000 to an entity controlled by one of the Company’s directors, and 20,000,000 to outside consultants who assisted with the Company’s formation and early organization.

NOTE 8 – CONTINGENCY/LEGAL

As of September 30, 2020, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

As of September 30, 2020, we had incurred ($326,511) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2020, and potentially into subsequent fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate sufficient revenue to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

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

Additionally, Management is presently exploring the feasibility of establishing its own warehouse and manufacturing facility in Florida.  Our goal is to have this facility operational sometime within the first half of 2021 to facilitate international sales and exports while reducing overall manufacturing and shipping expenses.

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

FEATURES	TOP KONTROL	VIPER[1]	LOJACK[2]
Electronic/engine Immobilizers	√	√
Kill Switch	√
Light and Siren	√	√
Electronic Tracking System			√
Carjacking Security Features	√
Automatic Secured for preventing carjacking	√
Automatic Secured features to prevent theft even if keys are left in the ignition and/or engine idling	√
Key-based system to prevent interception of wirelessly transmitted security codes	√
Does not require a 24/7 power feed	√
MSRP	$449	$499+	$695+

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

Government Regulation

SecureTech is subject to domestic and international laws and regulations that relate directly or indirectly to its products and operations.  These laws and regulations include common business practices, tax rules and securities regulations pertaining to the operation of its business, and product warranties and safety requirements.  SecureTech believes that the effects of existing or probable governmental regulations will be additional responsibilities of Management to ensure that it remains in compliance with all applicable regulations as they apply to the SecureTech’s products as well as ensuring that SecureTech does not infringe on any proprietary rights of others with respect to its products.  SecureTech will also need to maintain accurate financial records in order to remain complaint with securities regulations as well as any corporate tax liability it incurs.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

During the nine months ended September 30, 2020, SecureTech incurred $430 in new product research and development expenses.

SecureTech is presently developing a second automotive product that will be offered either as a standalone product or as an integrated upgrade to our current Top Kontrol product.  This new product is being engineered with a focus to help save the lives of infants and small children.  More information about this product will be released after a patent application has been filed and prototype testing begins.  SecureTech anticipates incurring approximately $20,000 in research and development expenses during the second half of the fiscal year ending December 31, 2020, and potentially into early 2021.

Patents and Trademarks

We have exclusively licensed United States Patent No. 8,436,721 from Shongkawh, LLC, a related party.  Under the terms of the licensing agreement, SecureTech will pay Shongkawh two-percent (2%) of all gross sales generated on all products sold incorporating the technology covered by this patent.

SecureTech has recorded two registered trademarks with the US Patent & Trademark Office (“USPTO”) for the protection of SECURETECH INNOVATIONS and TOP KONTROL.  These registered trademarks have been issued serial numbers 87908006 and 87908032, respectively.

Property and Equipment

Our principal executive offices are at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $1,035 per month on a month-to-month basis for the time being.

We do not hold ownership or leasehold interest in any other property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number are currently:

Executive OfficeTelephone and E-Mail Contact Information

2355 Highway 36 WestTel:(651) 317-8990

Suite 400E-Mail:info@securetechinnovations.com

Roseville, MN 55113Web:www.securetechinnovations.com

Web:www.topkontrol.com

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
	2020	2019
Sales	$4,730	$-
Cost of goods sold	(1,212)	-
Gross profit	3,518	-
Operating expenses	(20,222)	(20,529)
Loss from operations	(16,704)	(20,529)
Net loss	$(16,704)	$(20,529)

Sales

Sales for the three months ended September 30, 2020 were $4,730, compared to $-0- for the same period of 2019.  All sales were attributable to Top Kontrol.

Sales for the three months ended September 30, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

We began hosting modified COVID-19 aware classes towards the end of September 2020.  The revised training and certification program is now being held outdoors in open parking lots.  Participants can now observe personal COVID-19 safety measures, including sanitizing hands, wearing masks, and maintaining social distancing protocols.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol prior to this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended September 30, 2020 was $1,212, compared to $-0- for the same period of 2019.  Cost of goods sold, as a percentage of overall sales, was 25.6% during the three months ended September 30, 2020.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $3,518, compared to $-0- for the same period of 2019.  Our gross profit margin was 74.4% during the three months ended September 30, 2020.

Operating Expenses

	Three months ended September 30,
	2020	2019
Operating expenses:
General and administrative	$19,792	$12,569
Research and development	430	7,960
Operating expenses	$20,222	$20,529

Our operating expenses consisted of two components: general and administrative expenses and research and development expenses.  Total operating expenses were $20,222 in the three months ended September 30, 2020, compared to $20,529 in the same period of 2019, representing a decrease in operating expenses of ($307), or (1.5%), during the three months ended September 30, 2020.

General and administrative expenses consisted of selling, general and administrative expenses, legal and accounting expenses, and regulatory compliance expenses.  During the three months ended September 30, 2020 our general and administrative expenses were $19,792, compared to $12,569 for the same period of 2019, representing an increase of $7,223, or 57.5%.  The increase in general and administrative expenses is the result of higher accounting and regulatory compliance expenses related to initiating Top Kontrol sales.

Research and development expenses are expenses related to the development and certification of our products.  During the three months ended September 30, 2020 our research and development expenses were $430, which were attributable to a new product under development.  Our research and development expenses for the same period of 2019 were $7,960, which were attributable to final development expenses associated with Top Kontrol.  The result was a decrease in research and development expenses of ($7,530), or (94.6%). Research and development expenses will continue to vary considerably, depending on the product cycle.  Presently, we are developing our second product and expect to incur continued research and development expenses prior to its commercial release.

Loss From Operations

As a result of the foregoing, our loss from operations was ($16,704) during the three months ended September 30, 2020, compared with ($20,529) for the same period of 2019.  This ($3,825), or (18.6%), decrease in our loss from operations is from increased sales of Top Kontrol.

Net Loss

As a result of the foregoing, our net loss was ($16,704) during the three months ended September 30, 2020, compared with ($20,529) for the same period of 2019.  This ($3,825), or (18.6%), decrease in our net loss is from increased sales of Top Kontrol.

Comparison of Nine Months Ended September 30, 2020 and 2019

The following table sets forth the results of our operations for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
	2020	2019
Sales	$11,479	$-
Cost of goods sold	(2,822)	-
Gross profit	8,657	-
Operating expenses	(52,591)	(45,433)
Loss from operations	(43,934)	(45,433)
Net loss	$(43,934)	$(45,433)

Sales

Sales for the nine months ended September 30, 2020 were $11,479, compared to $-0- for the same period of 2019.  All sales were attributable to Top Kontrol.

Sales for the nine months ended September 30, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

We began hosting modified COVID-19 aware classes towards the end of September 2020.  The revised training and certification program is now being held outdoors in open parking lots.  Participants can now observe personal COVID-19 safety measures, including sanitizing hands, wearing masks, and maintaining social distancing protocols.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol prior to this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters.  Cost of goods sold for the nine months ended September 30, 2020 was $2,822, compared to $-0- for the same period of 2019.  Cost of goods sold, as a percentage of overall sales, was 24.6% during the nine months ended September 30, 2020.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $8,657, compared to $-0- for the same period of 2019.  Our gross profit margin was 75.4% during the nine months ended September 30, 2020.

Operating Expenses

	Nine months ended September 30,
	2020	2019
Operating expenses:
General and administrative	$52,161	$37,473
Research and development	430	7,960
Operating expenses	$52,591	$45,433

Our operating expenses consisted of two components: general and administrative expenses and research and development expenses.  Total operating expenses were $52,591 in the nine months ended September 30, 2020, compared to $45,433 in the same period of 2019, representing a increase in operating expenses of $7,160, or 15.8%, during the nine months ended September 30, 2020.

General and administrative expenses consisted of selling, general and administrative expenses, legal and accounting expenses, and regulatory compliance expenses.  During the nine months ended September 30, 2020 our general and administrative expenses were $52,161, compared to $37,473 for the same period of 2019, representing an increase of $14,688, or 39.2%.  The increase in general and administrative expenses is the result of higher accounting and regulatory compliance expenses related to initiating Top Kontrol sales.

Research and development expenses are expenses related to the development and certification of our products.  During the nine months ended September 30, 2020 our research and development expenses were $430, which were attributable to a new product under development.  Our research and development expenses for the same period of 2019 were $7,960, which were attributable to final development expenses associated with Top Kontrol.  The result was a decrease in research and development expenses of ($7,530), or (94.6%).  Research a development expenses will continue to vary considerably, depending on the product cycle.  Presently, we are developing our second product and expect to incur continued research and development expenses prior to its commercial release.

Loss From Operations

As a result of the foregoing, our loss from operations was ($43,934) during the nine months ended September 30, 2020, compared with ($45,433) for the same period of 2019.  This ($1,497), or (3.3%), decrease in our loss from operations is from increased sales of Top Kontrol.

Net Loss

As a result of the foregoing, our net loss was ($43,934) during the nine months ended September 30, 2020, compared with ($45,433) for the same period of 2019.  This ($1,497), or (3.3%), decrease in our net loss is from increased sales of Top Kontrol.

Total Stockholders’ Equity.

Our stockholders’ equity was $156,474 as of September 30, 2020.

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

We rely primarily on internally generated cash flow and available working capital to support operations and growth.  As of September 30, 2020, we did not have any credit facilities.  Although we believe that our current cash and anticipated cash receipts from sales of Top Kontrol will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are always exploring additional sources of new capital.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $156,473 as of September 30, 2020, an increase of $21,959, or 16.3%, from net working capital of $134,514 as of December 31, 2019.  The ratio of current assets to current liabilities was 166.2-to-1 on September 30, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	($93,594)	($45,433)
Financing activities	$65,894	$ -

Net cash used in operating activities was ($93,594), an increase of $48,163 from cash used in operating activities of ($45,431) during the same period of 2019.  The increase in cash used in operating activities was primarily attributable to an increase in inventories.

Net cash provided by financing activities was $65,894, compared to $-0- for the same period of 2019.  The increase in cash inflow from financing activities was from our recently closed Series B Private Placement Offering.  Through this offering, we sold 439,300 Units for $65,894, or $0.15 per Unit.  Each Unit was comprised of the following securities:

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

Because we began manufacturing and selling Top Kontrol during the nine months ended September 30, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business growth and launching Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

In addition to the foregoing, we believe that sales for the nine months ended September 30, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

We began hosting modified COVID-19 aware classes towards the end of September 2020.  The revised training and certification program is now being held outdoors in open parking lots.  Participants can now observe personal COVID-19 safety measures, including sanitizing hands, wearing masks, and maintaining social distancing protocols.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol prior to this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under local “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

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

Off-Balance Sheet Operations

As of September 30, 2020, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2020 and December 31, 2019, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2020.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

SecureTech’s primary source of revenue is from the sale of our Top Kontrol product.  We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by SecureTech.  Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty.

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

Based on Management’s assessment, we have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of September 30, 2020, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: October 23, 2020	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: October 23, 2020	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director