Form 10-K
period 2020-12-31
Securetech Innovations, Inc.
filed 2021-03-18
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,066,345, based upon the most recent cash sales price of $0.15 a share as of that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose. Additionally, the registrant does not have non-voting common stock outstanding.

As of March 18, 2021, there were 170,442,300 shares of our common stock, $0.001 par value issued and outstanding; 20,442,300 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I4

Item 1.  Business4

Item 1A.  Risk Factors9

Item 1B.  Unresolved Staff Comments18

Item 2.  Properties18

Item 3.  Legal Proceedings18

Item 4.  Mine Safety Disclosures18

PART II19

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities19

Item 6.  Selected Financial Data23

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk30

Item 8.  Financial Statements and Supplementary DataF-1

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure31

Item 9B.  Other Information31

PART III31

Item 10.  Directors, Executive Officers and Corporate Governance31

Item 11.  Executive Compensation34

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters36

Item 13.  Certain Relationships and Related Transactions, and Director Independence37

Item 14.  Principal Accounting Fees and Services38

PART IV39

Item 15.  Exhibits, Financial Statements Schedules39

Item 16.  Form 10-K Summary39

SIGNATURES40

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of SecureTech Innovations, Inc. (“SecureTech” or “Company”) to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  SecureTech’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of SecureTech.  Although SecureTech believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by SecureTech or any other person that the objectives and plans of SecureTech will be achieved. SecureTech assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", "SecureTech", “Registrant”, “Company”, and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Business Overview

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies. SecureTech first product, Top Kontrol, is currently being sold in the United States.

Products

Top Kontrol is the world’s most advanced anti-theft and anti-carjacking system currently available. Unlike our competitors’ products that only protect a vehicle from unattended theft, Top Kontrol takes vehicle security and passenger safety to the next level – it prioritizes the driver and passengers' safety.  Top Kontrol is presently the only automobile security and personal safety system able to thwart an active carjacking attempt without any action by the driver.

Top Kontrol knows the difference between the authorized driver and an unauthorized thief or carjacker through its advanced patented design.  This is achieved using strategically placed sensors in the vehicle and a unique FOB device hidden on the authorized driver’s person.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in a parking lot or attempt to take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any restart attempts.  This prevents the thief from stealing your car and allows the occupants sufficient time to run for safety in the event of an armed carjacking.  SecureTech is not aware of any other product on the market that offers a cost-effective solution to the skyrocketing carjacking problem.

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a Top Kontrol Certified Technician.

Key Advantages of Top Kontrol:

•	Anti-theft circuits actively prevent automobile theft and carjacking
•	Automatically prevents theft although keys are in ignition and engine is idling
•	Active and passive prevention of carjacking
•	Does not interfere with vehicle’s other systems
•	Compatible with most makes and models of cars and trucks
•	Manual engine kill switch
•	Key-based system prevents thieves from hacking wirelessly transmitted security codes
•	Does not draw battery power – system works even with a disabled car battery

Retail Package Top	Retail Package Bottom

For additional information on our Top Kontrol product, please visit our product website www.topkontrol.com.

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020. Top Kontrol is presently the only known automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are just a few reports about this growing problem without any long-term solutions:

•Minneapolis, MN police report carjackings up more than 537% in 2020 (source: ABC, December 12, 2020);

•Chicago, IL police report carjackings up more than 134% in 2020 (source: ABC7, December 4, 2020);

•Jackson, MS police report carjackings up more than 120% in 2020 (source: WLBT, December 24, 2020);

•New Orleans, LA police report carjackings up more than 153% in 2020 (source: 4WWL, December 9, 2020); and

•Washington, DC police report carjacking up more than 141% in 2020 (source: WUSA, December 27, 2020).

Corporate History

SecureTech was incorporated under the State of Wyoming's laws on March 2, 2017, under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc.

Competition

SecureTech faces formidable competition in every aspect of its business.  Our company's success or failure will depend largely upon management's ability to develop competitive products and successfully market them to attract enough new customers, enabling us to generate sufficient revenues to become profitable.

SecureTech competes against better-established competitors with substantially greater financial resources and longer operating histories.  Our competitors’ resources and market presence may provide them with significant advantages in marketing, purchasing, and negotiating leverage.  Some of our better-known competitors include Viper (www.viper.com) and LoJack Corporation (www.lojack.com).  Below is a table providing a comparative overview of how Top Kontrol stacks up to the competitors’ product offerings:

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

(2)LoJack® Stolen Vehicle Recovery System.

In addition to the competitors listed above, we are competing with other lesser-known competitors as well as competitors presently not known to us or, possibly, not even formed yet.

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

Manufacturing

SecureTech presently uses US-based contract manufacturers to manufacture its products with final assembly performed at SecureTech’s Minnesota headquarters.  SecureTech does not have any long-term or exclusivity agreements with any contract manufacturer and is free to change or negotiate with new contract manufacturers at its sole discretion.

Additionally, Management has been exploring the feasibility of establishing a warehouse and manufacturing facility in Florida once the ongoing COVID-19 pandemic has passed.  Our goal with this location would be to facilitate international sales and exports while reducing overall manufacturing and shipping expenses.

SecureTech’s products proudly carry the “Made in the USA” designation.

Government Regulation

Our products are designed to meet all known existing or proposed governmental regulations. We believe that we currently meet existing standards for approvals by government regulatory agencies for our principal products.

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or material costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended December 31, 2020 and 2019, nor do we anticipate environmental expenses in the foreseeable future.

Intellectual Property Rights and Proprietary Information

We operate in an industry where innovation, investment in new ideas, and protection of resulting intellectual property rights are essential drivers of success. We rely on various intellectual property protections for our products and technologies, including patent, trademark and trade secret laws, and contractual obligations. We pursue a policy of vigorously enforcing our intellectual property rights.

Patents that have been issued and/or licensed to SecureTech and their dates of issuance are:

•On May 7, 2013, Shongkawh, LLC, a related party controlled by our President and CEO, was issued US Patent No. 8,436,721 entitled “Automobile Theft Protection and Disablement System,” by the US Patent & Trademark Office (“USPTO”). This patent expires on March 19, 2030.  SecureTech has the exclusive license for the use of this patent through its expiration date.

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe robust product offerings that are continually upgraded and enhanced will keep us competitive. We will seek patent protection on significant technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for our products and technologies' novel features. Prior to the filing and granting of patents, our policy is to disclose key features to patent counsel and maintain these features as trade secrets before product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks, including SECURETECH INNOVATIONS® and TOP KONTROL®.

Our policy is to enter into nondisclosure agreements with each employee, consultant, or third-party to whom any of our proprietary information may be disclosed. These agreements prohibit disclosing our confidential information to others, both during and after employment or working relationship.

Employees

As of December 31, 2020, we had no full-time or part-time employees; we have three non-paid founding executive officers, all based in our Roseville, Minnesota office.

During the fiscal year ending December 31, 2021, our founding executive team intends to transition into working for SecureTech full-time.  Additionally, we are currently building a sales team and are actively in the hiring process to staff it with qualified full-time sales personnel. However, the COVID-19 pandemic hinders this process somewhat and makes it more challenging to meet and interview prospective job applicants formally.

Available Information

We maintain a website with the address www.securetechinnovations.com. We make available free of charge through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments thereto, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers, including us, file electronically with the SEC. The SEC’s website address is www.sec.gov.

[This section intentionally left blank]

Item 1A.  Risk Factors

If any of the following risks occur, our business, financial condition, and results of operations could be harmed, and you may lose your entire investment.

Failure to successfully address the risks and uncertainties described below could have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks Related to the COVID-19 (Coronavirus) Pandemic

The recent COVID-19 (Coronavirus) pandemic has impacted our operations and could continue to adversely affect our business operations, financial performance, and results of operations, the extent of which is uncertain and difficult to predict.

The global spread of the COVID-19 pandemic has created significant business uncertainty for us and others, resulting in volatility and economic disruption. Additionally, the outbreak has resulted in local, state, national, and international government authorities implementing numerous measures to reduce the spread of COVID-19.  Examples of such measures include travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total “lock-down” (or similar) orders, and business limitations and forced closures.

As a result of the COVID-19 pandemic, including the related responses from various government authorities, our business and operations have been impacted, including our employees being forced to work from home and avoid travel and meeting in public. During the COVID-19 outbreak, many of our targeted prospective customers and resellers have experienced, and continue to experience, mandated business closures, reduced operating hours, and other similar restrictions due to the COVID-19 pandemic, which have negatively impacted our Top Kontrol product rollout plans and early sales efforts. An example of how we have been negatively impacted includes the postponing of the annual SEMA Show in Las Vegas, which we had planned on exhibiting at in November 2020, and other similar events to later dates or shifting events from an in-person format to online only, which have largely proven ineffective.

Our business operations, financial performance, and results of operations could be further adversely affected in several ways, including, but not limited to, the following:

•	reduced consumer demand for our products and adverse effects on the discretionary spending patterns of potential customers, including their general ability to afford our products;

•	further disruptions to our operations, including any additional closures or “lock-down” of our office building, which may affect our ability to develop, market, and sell our products;

•	restricting our ability to train and certify a sufficient number of automobile technicians as Top Kontrol Certified Technicians on how to install and maintain our products;

•	delaying our planned warehouse and production facility to be located in Miami, Florida to better facilitate international sales and exports of our products;

•	interruptions to our supply chain and suppliers’ respective businesses;

•	disruptions to our retail partners, including product installation businesses, retailers, wholesalers, distributors, and other third-party participants in retail channels; and

•	increase in the cost or the difficulty of obtaining debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

The spread of COVID-19 has caused most businesses, including ours, to modify business practices, including travel, employee work locations, and the cancellation of physically participating in meetings, events, and conferences. We may be forced to take further actions as may be mandated by government authorities or that we determine are in the best interests of our employees, customers, and business partners. Further, key personnel could contract COVID-19, hindering their availability and productivity.

The degree to which the COVID-19 pandemic impacts our operations, business, financial results, liquidity, and financial condition will depend on future developments, which are highly uncertain, continuously evolving, and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and business operating conditions can resume.

Risks Related to Our Financial Condition

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on March 2, 2017, and have incurred ($347,018) in losses through December 31, 2020.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses in future reporting periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could have an adverse effect to our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. We may also be required to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that the cost of maintaining SEC reporting status to be approximately $150,000 annually. As our business continues to grow and develop, our financial statements and our SEC filings will become more complex, which we estimate will in our compliance expenses to continue increasing annually – potentially substantially – which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 18, 2021, which is part of the financial statements that are part of this Annual Report on  Form 10-K.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations, and you could lose your entire investment.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds in order to achieve growth or fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences, or privileges senior to those of existing stockholders. If adequate funds are not available, or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Risks Related to Our Industry

Our industry is highly competitive, and as an emerging growth company with a new brand, we may be at a disadvantage to our competitors.

Our industry is highly competitive in general.  We are an emerging growth company with limited financial resources and a new brand with limited recognition.  Our competitors, both established and future unknown competitors, have better brand recognition and, in most cases, substantially greater financial resources than we have.  Our ability to successfully compete in our industry depends on many factors, both within and outside our control. These factors include the following:

•	our success in designing and developing new or enhanced products;

•	our ability to address the changing needs and desires of retailers and consumers;

•	the pricing, quality, performance, reliability, features, ease of installation and use, and diversity of our products;

•	the quality of our customer service;

•	product or technology introductions by our competitors; and

•	the ability of our contract manufacturing partners to deliver products on time, on price, and with acceptable quality.

If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

Risks Related to Our Business

Our products may not achieve market acceptance, thereby reducing the chance for success.

We are only in the early stages of producing and marketing our first product, Top Kontrol.  It is unclear whether this product and its features or other unanticipated events may result in general sales that are lower-than-anticipated, which could force us to limit our expenditures on research and development, advertising, and general company requirements for improving and expanding our product offerings.  We cannot guarantee consumer demand or interest in our current or future product offerings, which could have a material adverse effect on our business, results of operations, and overall financial condition.

If the market chooses to buy our competitors’ products and services, SecureTech may fail.

Although SecureTech believes that its product offerings will become commercially viable, there is no verification by the marketplace that our products will be accepted by or purchased by customers. If the market chooses to buy our competitors’ products, it may be more difficult, if not impossible, for us to become profitable, which would substantially harm our business and, possibly, cause it to fail.

Consumer trends, seasons fluctuations, and general global economic conditions and outlook may cause unpredictable operating results.

SecureTech’s operating results may fluctuate significantly from period to period due to a variety of factors, including purchasing patterns of customers, competitive pricing, and general economic conditions.  There is no assurance that we will be successful in marketing our products or that any revenue from our products' sales will be significant.  Consequently, SecureTech’s revenues may vary significantly by quarter, and our operating results may experience significant fluctuations making it difficult to value our business and could lead to extreme volatility in our future share price.

We may be unable to protect our proprietary rights and intellectual property.

Our future success depends in part on our proprietary technology, technical know-how, and other intellectual property. We rely on intellectual property laws, confidentiality procedures, and contractual provisions, such as nondisclosure terms, to protect our intellectual property. Others may independently develop similar technology, duplicate our products, or design around our intellectual property rights. Also, unauthorized parties may attempt to copy aspects of our products and technologies or obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition, and operating results.

We also rely on technologies that we acquire from others. We may rely on third parties for further required technologies. We may purchase a product’s logic component or other technological devices from outside sources, which may require payment of annual fees to enable us to get updates/upgrades and technical support to the logic portion of the system or device. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more of our products or current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain specific licenses or other rights or obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition, and operating results. Moreover, the use of intellectual property licensed from third parties may limit our ability to protect our products' proprietary rights.

While no current lawsuits are filed against SecureTech, the possibility exists that a claim of some kind may be made in the future.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future.

Presently we have no general liability insurance policy.  While we intend to seek such coverage during the current fiscal year, we can offer no assurances that we will successfully be able to obtain such coverage or, if such coverage is offered to us, that we will be able to afford the annual premiums.  Further, even with general liability coverage there can be no guarantees that the coverage would fully protect us from legal claims arising from a future lawsuit, which could have a material adverse effect on our results of operations and financial condition.

Our business's success depends heavily on key personnel, particularly Kao Lee, and his business experience and understanding of our industry.  Our business would likely fail if we were to lose his services.

Our business's success depends heavily upon our principal executive officer Kao Lee's abilities and experience.  The loss of Mr. Lee would have a significant and immediate impact on our business, results of operations, and overall financial condition.  Further, the loss of Mr. Lee would force us to seek a replacement or replacements who may have less general business experience and, in particular, experience in our industry, fewer industry contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement should Mr. Lee depart, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

Mr. Lee is not presently covered by an employment agreement nor is he subject to a non-compete agreement that would survive his employment termination.  Mr. Lee can terminate his relationship with us at any time without cause.  Further, we do not carry “key person” insurance on any employee, including Mr. Lee.  The departure of Mr. Lee would most likely have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

In addition to our dependency on Mr. Lee’s continued services, our future success will also depend on our ability to attract and retain additional future key personnel.  We face intense competition for these such qualified individuals from well-established and better-financed competitors.  We may not be able to attract talented new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our directors currently control an aggregate of approximately 87.4% of our eligible votes in all voting matters.  Accordingly, our directors can solely determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our directors currently control an aggregate of 149,000,000 votes in all voting matters, or approximately 87.4%, of all eligible votes.  Accordingly, our directors can determine the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  Our directors' interests may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

All of our officers and directors have other significant outside business interests and will be able to devote only a portion of their professional time to SecureTech’s operations. As such, our business could fail if any of them are unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing we need, both primary and expansion, and fulfilling the reporting requirements of a public company all fall upon our officers and directors, none of whom currently dedicate more than 50% of their professional time to SecureTech’s business operations.

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

Despite Messrs. Lee and Vang’s heavy involvement in Shongkawh we cannot guarantee that it would license any future technological developments or patents to us again.  Further, there is no guarantee that should Shongkawh develop new useful technologies in the future that it would not license such technologies to a competitor or another company that could be controlled by Messrs. Lee and Vang.

It is also important to consider that none of our officers or directors are presently under any employment agreements with any of their business interests, including our business.  If they were to enter into such an agreement with an outside business interest, they could be forced to resign from our business or devote even less time to our business interests than they presently do.

In the event that any of our officers or directors are unable to fulfill any aspect of their duties or they decide to start spending more time on their competing business interests, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business.

We depend on contract manufacturers who may not have adequate capacity to fulfill our needs or may not meet our quality and delivery objectives and timetables.

We do not own our production lines or manufacturing facilities.  We manufacture our products in the United States through third-party contract manufacturers.

Our current reliance on these third-party contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity, and the discontinuance of the contractors’ assembly processes. Potential financial instability at our contract manufacturers could result in us having to find new suppliers, which could increase our costs and delay our product and installation deliveries. Our contractor manufacturers could also choose to discontinue contracting to build our products for any variety of reasons, with or without cause. Consequently, we may experience delays in the timeliness, quality, and adequacy in product and installation deliveries, any of which could have a material adverse effect on our business, results of operations, and overall financial condition.

We will incur additional expenses and management’s time relating to SEC reporting obligations and SEC compliance requirements, and our management has no experience in such matters.

Our officers and directors are responsible for managing us, including complying with SEC reporting obligations, maintaining disclosure controls and procedures, and preserving internal control over financial reporting. These public reporting requirements and controls are new to our officers and directors and at times will require us to obtain outside assistance from legal, accounting, or other professionals which will increase, potentially substantially, our costs of remaining compliant with these requirements. Should we fail to comply with these reporting requirements and internal controls and procedures, we may be subjected to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders will have to rely on our board of directors, which is not independent, to perform these functions.

We do not have an audit or compensation committee or board of directors as a whole that is composed of independent directors. Our officers and directors perform the functions of these traditional corporate committees. Because none of our directors are deemed independent, there is a potential conflict between their and/or our interests and our shareholders’ interests since the above will participate in discussions concerning management compensation and audit issues that may affect management decisions. Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

We currently do not maintain any insurance coverage. In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. In the past, we have not maintained liability insurance but intend to acquire such coverage immediately upon resources becoming available. There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

Risks Related to Market for Our Common Stock

Investing in SecureTech is a risky investment and could result in the loss of your entire investment.

Purchasing shares in SecureTech is speculative in nature and involves significant risks. Our shares should not be purchased by any person who cannot afford the loss of his or her entire investment. SecureTech’s business plan and objectives are also speculative, and we may be unable to achieve those objectives successfully. Shareholders in SecureTech may be unable to realize a substantial return on their investment, or any return whatsoever, and may lose their entire investment in SecureTech. For this reason, each prospective investor should read this Annual Report and all of its exhibits carefully and consult with their attorney, business advisor and/or investment advisor.

There is no market for our shares of common stock, and we may never develop a market, which would render investors’ investment illiquid.

SEC Rule 15c2-11 was designed to allow non-reporting company’s securities to be quoted on The Financial Industry Regulatory Authority (“FINRA”) OTC Markets or other market by filing disclosures. Rule 15c2-11 requires market makers to review basic issuer information before publishing quotations for the issuer’s securities. Market makers must have a reasonable basis for believing that the information is accurate and from reliance sources.

If a security has eligible status, it means one or more market makers has received clearance to quote the issuer on the OTC Markets within the last 30 days. During the “eligible” period, a frequency-of-quotation test is administered. The frequency-of-quotation test is based on whether a broker/dealer has itself published quotations in the security in the applicable interdealer quotation system on at least 12 business days during the preceding 30 calendar days with not more than four consecutive business days without quotations. Once this criterion has been satisfied, authorized participants may register online to quote a security. As long as the security remains in an “active” state, any participant may quote the security without a Form 211 submission.

Our common stock is not listed on any stock market or exchange, making the selling and trading of our shares exceedingly difficult. Without a secondary market, one cannot easily sell or trade our shares after purchasing them, and therefore may be stuck with their shares, rendering them illiquid.

Glendale Securities, Inc. submitted a Form 211 on behalf of SecureTech in late December 2020 to have our securities quoted on OTC Markets.  We cannot predict whether FINRA will approve this Form 211. Further, even if this application is approved, quotation on a market does not assure that a meaningful market will ever be created or sustained. It is common, in fact, for newly listed companies to have a non-existent trading volume on any given day.

Any future market price for our shares may be volatile.

In the event we obtain a listing on an exchange, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to various factors, including the following:

•	our failure to meet the expectations of the investment community or our estimates of our future results of operations;

•	industry trends and the business success of our customers;

•	loss of one or more key customers;

•	strategic moves by our competitors, such as product or service announcements or acquisitions;

•	regulatory developments;

•	litigation;

•	general economic conditions;

•	other domestic and international macroeconomic factors unrelated to our performance; and

•	any of the other previously noted risk factors.

We do not intend to pay any dividends on our common stock. Therefore there are limited ways in which you can make a profit on any investment in SecureTech Innovations, Inc.

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

We have certain anti-takeover provisions and may issue additional stock, both common and preferred shares, without shareholder consent which may make it difficult, if not impossible, to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 500 million shares of common stock and of up to 50 million shares of blank check preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting, or other rights that could supersede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of March 18, 2021, we could issue up to an additional 329,557,700 shares of common stock without shareholder consent.

We will be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock through ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information, and notice requirements.

As of March 18, 2021, we had 170,442,300 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•	20,003,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•	149,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	439,300 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

In addition to the preceding, there are 1,757,200 outstanding warrants to purchase shares of our common stock.  These warrants have exercise prices ranging from $0.20 to $0.50 a share and expire between June 30, 2021 and December 31, 2022.  Holders of these warrants can exercise them at any time of their choosing.  Presently, these warrants would convert into additional shares of common stock subjected to the restrictions under Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company", as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that apply to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of specific accounting standards until those standards would otherwise apply to private companies.

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

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time are we cease being an “emerging growth company,” the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company.”  Specifically, similar to “emerging growth companies,” “smaller reporting companies” can provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only be required to provide two years of audited financial statements in annual reports. Reduced disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Because we are not subject to compliance with rules requiring the adoption of specific corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest, and similar matters.

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

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

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

Glendale Securities, Inc. submitted a Form 211 on behalf of SecureTech in late December 2020 to have our securities quoted on OTC Markets.  We cannot predict whether FINRA will approve this Form 211. Further, even if this application is approved, a market quotation does not assure that a meaningful market will ever be created or sustained. It is common, in fact, for newly listed companies to have a non-existent trading volume on any given day.

As of March 18, 2021, the most recent cash sales price for shares of our common stock was $0.15.

Holders of Record

As of March 18, 2021, we had 170,442,300 shares of our common stock issued and outstanding held by 63 stockholders of record.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for our business's operation and expansion and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions, and other factors deemed relevant by our directors.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience, and investment objectives of the person; and

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor before the transaction.

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

Our common stock is presently deemed a “penny stock.”  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase the transaction costs related to of our common stock.

Common Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 500,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities. There are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences, and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of March 18, 2021, we had 170,442,300 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 50,000,000 shares of preferred stock, $0.001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  However, the issuance of preferred stock could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring, or preventing a change in control of our company.

As of March 18, 2021, we had -0- shares of preferred stock issued or outstanding.

Share Purchase Warrants

During the fiscal year ended December 31, 2020, we conducted a private placement of our securities in the form of a Unit offering. Each Unit was comprised of one share of SecureTech’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates. An aggregate of 1,757,200 stock purchase warrants were issued pursuant to this offering, which closed on June 30, 2020.

As of March 18, 2021, we had the following share purchase warrants issued and outstanding.  The following table includes each warrant’s exercise price and expiration date:

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	June 30, 2021
$0.30	439,300	December 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

Warrant holders have no voting rights, no liquidation preference, and no dividends will be declared on the warrants

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

As of December 31, 2020, and March 18, 2021, we had no convertible or derivative securities issued or outstanding.

Shares Eligible for Future Sale

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock through ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information, and notice requirements.

As of March 18, 2021, we had 170,442,300 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding:

•	20,003,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•	149,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	439,300 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

In addition to the preceding, there are 1,757,200 outstanding warrants to purchase shares of our common stock.  These warrants have exercise prices ranging from $0.20 to $0.50 a share and expire between June 30, 2021 and December 31, 2022.  Holders of these warrants can exercise them at any time of their choosing.  Presently, these warrants would convert into additional shares of common stock subjected to the restrictions under Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 18, 2021, we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globex Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on March 2, 2017 through March 18, 2021.

On March 2, 2017, we issued 75,000,000 shares of common stock, $0.001 par value, to Kao Lee in consideration of his services to us as an officer and director.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Lee’s relationship with us, he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 2, 2017, we issued 5,000,000 shares of common stock, $0.001 par value, to Anthony Vang in consideration of his services to us as an officer and director.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Vang’s relationship with us, he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 2, 2017, we issued an aggregate of 95,000,000 shares of common stock to four consultants in consideration of their services in lieu of cash.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship with us, these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On November 15, 2017, we issued 100,000 shares of common stock to a consultant in consideration of his services in lieu of cash.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship with us, these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On November 15, 2017, we issued 1,000,000 shares of common stock, $0.001 par value, to Abdikarim Farah in consideration of his services to us as an officer.  We issued these shares as Founder’s Shares with a value of $-0-.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Farah’s relationship with us, he had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On January 15, 2018, we issued 200,000 shares of common stock to a consultant in consideration of his services in lieu of cash.  We issued these shares with a value of $6,000.00, or $0.03 a share.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationship with us, these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Between December 8, 2017 and February 7, 2018, we issued an aggregate of 13,703,000 shares of common stock, $0.001 par value, to 47 investors in exchange for an aggregate of $411,090, or $0.03 a share, in cash.  The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On October 19, 2018, we mutually rescinded two outstanding consulting agreements with Taurus Financial Partners, LLC (“Taurus”) and Atlas Management, Ltd. (“Atlas”).  Pursuant to the associated Mutual Termination and Release of Liability Agreements signed by all parties, Taurus and Atlas returned 7,500,000 and 10,000,000 shares of our common stock, respectively.  These shares were subsequently canceled by SecureTech’s Board of Directors.

On March 9, 2019, we mutually rescinded an outstanding consulting agreement with Seaside Advisors, LLC (“Seaside”).  Pursuant to the associated Mutual Termination and Release of Liability Agreement signed by all parties, Seaside returned 2,500,000 shares of our common stock.  These shares were subsequently canceled by SecureTech’s Board of Directors.

Between February 19, 2020 and June 30, 2020, we issued an aggregate of 439,300 Units of our securities.  Each Unit was comprised of the following securities:

Security Component	Warrant Exercise Price ($)	Warrant Expiration Date

One Share of Common Stock	Fully Paid and Non-Assessable	N/A
One Purchase Warrant	$0.20	June 30, 2021
One Purchase Warrant	$0.30	December 31, 2021
One Purchase Warrant	$0.40	June 30, 2022
One Purchase Warrant	$0.50	December 31, 2022

These Units were sold to 12 investors in exchange for an aggregate of $65,894, or $0.15 a Unit, in cash.  The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2020, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes, and other information that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Form 10-K. Additionally, you should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies. SecureTech first product, Top Kontrol, is currently being sold in the United States.

Top Kontrol is unlike any other product on the market – it prioritizes the driver and passengers' safety.  Not only does Top Kontrol protect your vehicle from unattended theft like other car alarms, but it is the only anti-theft and personal safety device able to thwart an active carjacking attempt without any action by the driver.

Through its advanced design and use of a licensed patent, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker using strategically placed sensors in the automobile and a unique FOB device hidden on the authorized driver’s person.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in the parking lot or take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine.  This prevents the thief from stealing your car and/or allows the driver sufficient time to run to safety after being threatened at gunpoint.  SecureTech is not aware of any other product on the market that solves the carjacking problem in the manner of Top Kontrol.

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a Top Kontrol Certified Technician.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are an emerging growth business with limited operating history.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administrative expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

As of December 31, 2020, we had incurred ($347,018) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue to incur net losses into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

To become profitable and competitive, we must successfully sell our current product, Top Kontrol, and continue to innovate and develop new similar personal and automobile security and safety devices and technologies that will be accepted by the marketplace.  We anticipate relying on equity sales of our common stock to continue to fund our business operations until we can generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds in the future.

We are continually exploring new financing sources to meet our need for additional cash, including raising funds through sales of our equity securities and loans.  We cannot provide any assurances that our efforts to secure additional financing will be successful.  We have no guarantee that future funding will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the fiscal years ended December 31, 2020 and 2019.

	Fiscal Year Ended December 31,
	2020	2019
Sales	$20,266	$-
Cost of goods sold	(5,882)	-
Gross profit	14,384	-
Operating expenses	(78,825)	(61,286)
Loss from operations	(64,441)	(61,286)
Net loss	$(64,441)	$(61,286)

Sales

Sales for the fiscal years ended December 31, 2020 were $20,266, compared to $-0- for the same period of 2019.  All sales were attributable to Top Kontrol.

Sales for the fiscal years ended December 31, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

We were hosting modified COVID-19 aware classes in September 2020 and October 2020, but then it became too cold to continue this revised program.  The revised training and certification program was held outdoors in open parking lots.

Participants observed personal COVID-19 safety measures, including sanitizing hands, wearing masks, and maintaining social distancing protocols.

As of March 18, 2021, we are only conducting indoor training sessions in one-on-one situations to minimize the risks related to COVID-19.  We hope to resume our outdoor training classes once again in the spring when the snow melts and the weather becomes more conducive to our purposes.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol before this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters.  Cost of goods sold for the fiscal year ended December 31, 2020 was $5,882, compared to $-0- for the same period of 2019.  As a percentage of overall sales, cost of goods sold was 29.0% during the fiscal year ended December 31, 2020.

Gross Profit

Gross profit for the fiscal year ended December 31, 2020 was $14,384, compared to $-0- for the same period of 2019.  Our gross profit margin was 71.0% during the fiscal year ended December 31, 2020.

Operating Expenses

	Fiscal Year Ended December 31,
	2020	2019
Operating expenses:
General and administrative	$78,395	$52,281
Research and development	430	9,005
Operating expenses	$78,825	$61,286

Our operating expenses consisted of two components: general and administrative expenses and research and development expenses.  Total operating expenses were $78,825 for the fiscal year ended December 31, 2020, compared to $61,286 for the same period of 2019, representing an increase in operating expenses of $17,539, or 28.6%, during the fiscal year ended December 31, 2020.

General and administrative expenses consisted of selling, general and administrative expenses, legal and accounting expenses, and regulatory compliance expenses.  During the fiscal year ended December 31, 2020 our general and administrative expenses were $78,395, compared to $52,281 for the same period of 2019, representing an increase of $26,114, or 50.0%.  The increase in general and administrative expenses is the result of higher accounting and regulatory compliance expenses and expenses related to selling Top Kontrol.

Research and development expenses are expenses related to the development and certification of our products.  During the fiscal year ended December 31, 2020 our research and development expenses were $430, which were attributable to a new product under development, which has been temporarily suspended due to COVID-19 travel and local “lock-down” mandates currently in place. Our research and development expenses for the same period of 2019 were $9,005, which were attributable to final development expenses associated with Top Kontrol.  The result was a decrease in research and development expenses of ($8,575), or (95.2%).  Research and development expenses will continue to vary considerably, depending on the product cycle.  Presently, we are developing our second product and expect to incur continued research and development expenses before its commercial release.

Loss From Operations

As a result of the preceding, our loss from operations was ($64,441) during the fiscal year ended December 31, 2020, compared with ($61,286) for the same period of 2019.  This $3,155, or 5.2%, increase in our loss from operations is the result of a significant increase in our general and administrative expenses, which was nearly offset by our sales of Top Kontrol.

Net Loss

As a result of the preceding, our net loss was ($64,441) during the fiscal year ended December 31, 2020, compared with ($61,286) for the same period of 2019.  This $3,155, or 5.2%, increase in our net loss is the result of a significant increase in our general and administrative expenses, which was nearly offset by our sales of Top Kontrol.

Total Stockholders’ Equity.

Our stockholders’ equity was $135,967 as of December 31, 2020.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to generate sales, produce inventory, and for expenditures related to sales, regulatory compliance, and general corporate purposes.  We intend to meet our liquidity demands, including capital expenditures related to the manufacture of inventory and the expansion of our business, primarily through cash flow provided by operations and sales of our securities.

We rely primarily on internally generated cash flow and available working capital to support operations and growth.  As of December 31, 2020, we did not have any credit facilities.  Although we believe that our current cash and anticipated cash receipts from Top Kontrol sales will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are always exploring additional sources of new capital.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $135,967 as of December 31, 2020, an increase of $1,453, or 1.1%, from net working capital of $134,514 as of December 31, 2019.  The ratio of current assets to current liabilities was 49-to-1 on December 31, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended December 31, 2020 and 2019:

	Fiscal Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	($109,159)	($62,831)
Financing activities	$65,894	$ -

Net cash used in operating activities during the fiscal year ended December 31, 2020 was ($109,059), an increase of $46,330, or 73.7%, from cash used in operating activities of ($62,831) during the same period of 2019.  The increase in cash used in operating activities was primarily attributable to an increase in inventories of $48,993.

Net cash provided by financing activities during the fiscal year ended December 31, 2020 was $65,894, compared to $-0- for the same period of 2019.  The increase in cash inflow from financing activities was from our recently closed Series B Private Placement Offering.  Through this offering, we sold 439,300 Units for $65,894, or $0.15 per Unit.  Each Unit was comprised of the following securities:

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

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business growth and launching Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

In addition to the preceding, we believe that sales for the fiscal year ended December 31, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol before this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under government “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under government “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 18, 2021, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”)

on March 18, 2021.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of December 31, 2020, we had no off-balance sheet activities or operations.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity, which is likely to decrease demand for a wide variety of goods and services while also disrupting supply chains, sales channels, marketing activities, and general business operations for an unknown period of time until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain, and as of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and is recognized in the financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2020 and 2019, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2020 and 2019.

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

Because of this professional installation requirement, SecureTech generally sells its products to and through Certified Top Kontrol Technicians and Authorized Dealers.  In the instances where SecureTech sells directly to the end-user, product installation is performed by authorized SecureTech personnel.

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

Election to Use Extended Transitional Period Under Jumpstart Our Business Startups Act (“JOBS Act”)

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on SecureTech’s financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 2 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency and cash used in operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX
March 18, 2021

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2020	2019
Current assets:
Cash and equivalents	$89,804	$133,069
Inventories	48,993	-
Other current assets	-	1,545
Total current assets	138,797	134,614

Total assets:	$138,797	$134,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	1,335	100
Sales tax payable	1,495	-
Total current liabilities	$2,830	100

Total liabilities	$2,830	$100

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,442,300 and 170,003,000 shares issued and outstanding, respectively	170,442	170,003
Additional paid-in capital	312,543	247,088
Accumulated deficit	(347,018)	(282,577)

Total stockholders’ equity (deficit)	$135,967	$134,514

Total liabilities and stockholders’ equity (deficit)	$138,797	$134,614

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2020	2019

Revenues:
Sales	$20,266	$-
Cost of goods sold	5,882	-
Gross profit	14,384	-

Expenses:
General and administrative	$78,395	$52,281
Research and development	430	9,005
Total operating expenses	78,825	61,286

(Loss) from operations	(64,441)	(61,286)

Provision for income taxes	-	-

Net (loss)	$(64,441)	$(61,286)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,283,274	170,461,904

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2018 to December 31, 2020

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	172,503,000	$172,503	$244,588	($221,291)	$195,800
Cancellation of common shares	(2,500,000)	(2,500)	2,500	-	-
Net loss	-	-	-	(61,286)	(61,286)
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,455	-	65,894
Net loss	-	-	-	(64,441)	(64,441)
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(64,441)	$(61,286)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) in inventories	(48,993)	-
(Increase) decrease in other current assets	1,545	(1,545)
Increase (decrease) in accounts payable	1,235	-
Increase (decrease) in sales tax payable	1,495	-

Net cash used in operating activities	(109,159)	(62,831)

Cash flows from financing activities:
Issuance of common stock for cash	65,894	-

Net cash provided by financing activities	65,894	-

Net increase (decrease) in cash	(43,265)	(62,831)

Cash – beginning of period	133,069	195,900

Cash – end of period	$89,804	$133,069

Non-cash financing activities:
Share cancellation	$-	$2,500

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies.  Through a licensed patent, SecureTech has created its initial product, Top Kontrol.  Top Kontrol is unlike any other product on the market – it prioritizes the driver and passengers' safety.  Not only does Top Kontrol protect your vehicle from unattended theft like other car alarms, but it is the only anti-theft and personal safety device able to thwart an active carjacking attempt without any action by the driver.

Through its advanced design and use of a licensed patent, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker using strategically placed sensors in the automobile and a unique FOB device hidden on the authorized driver’s person.  Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in the parking lot or take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine.  This prevents the thief from stealing your car and/or allows the driver sufficient time to run to safety after being threatened at gunpoint.  SecureTech is not aware of any other product on the market that solves the carjacking problem in the manner of Top Kontrol.

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

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business growth and launching Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

In addition to the preceding, we believe that sales for the fiscal year ended December 31, 2020 were negatively impacted by the continuing COVID-19 pandemic.  In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product.  It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol is significantly restricting the number of customer installations being performed, which is subsequently influencing retail customers to delay purchases until they can have it readily installed in their vehicle.

However, because we did not commence marketing and selling Top Kontrol before this pandemic, we have no historical perspective to quantify or speculate on the extent COVID-19 is having on our sales and overall financial condition.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under government “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil while businesses remain shuttered (or operating at diminished capacity).  Many prospective customers remain home under government “lockdown” mandates, guidelines, and a general fear of leaving the safety of their homes, which may also negatively impact our business, financial condition, and cash flows for an unknown length of time.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2020 and 2019.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services while also disrupting supply chains, sales channels, marketing activities, and general business operations for an unknown period of time until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and is recognized in the financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2020 and 2019, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2020 and 2019.

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

Because of this professional installation requirement, the Company sells its products to and through Authorized Dealers and Certified Top Kontrol Technicians.  In the instances where the Company sells directly to the end-user, product installation must be performed by authorized Company personnel.

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

Revenue Recognition; Concentration

As of December 31, 2020, the Company had three customers that each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these three customers represented 37.7% of the Company’s revenue for the fiscal year ended December 31, 2020.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal year ended December 31, 2020, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception.  Further, as of December 31, 2020, the Company had an accumulated deficit of ($347,018).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence depends on management’s ability to develop profitable operations and obtain additional financing sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or resolve the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets are comprised of a variety of assets such as deposits, undeposited funds, and so forth.  The following table summarizes the Company’s current assets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Other current assets:
Deposits, inventory	-	1,545
Total other current assets	$-	$1,545

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.  The following table summarizes the Company’s inventories as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Inventories:
Raw materials and work-in-progress	$1,971	$-
Finished goods	47,022	-
Gross inventories	48,993	-
Inventory valuation reserves	-	-
Inventories, net	$48,993	$-

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 were as follows, assuming a 21% effective tax rate:

	For the fiscal year ended December 31,
	2020	2019
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$72,874	$61,286
Change in valuation allowance	(72,874)	(61,286)

Total deferred tax provision	$-	$-

As of December 31, 2020, the Company had approximately $347,018 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2040.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2020 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2020, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

2020 Issuances

During the fiscal year ended December 31, 2020, the Company conducted a private placement of its securities in the form of a Unit offering, in which each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates (See Note 6 – Warrants).  Through this offering, the Company sold 439,300 Units for $65,894 in cash, or $0.15 a Unit, resulting in the Company issuing an aggregate of 439,300 shares of its common stock.  This offering was closed on June 30, 2020.

As of December 31, 2020, the Company had 170,442,300 shares of common stock issued and outstanding.

NOTE 7 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2020.

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	June 30, 2021
$0.30	439,300	December 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

2020 Issuances

During the fiscal year ended December 31, 2020, the Company undertook a private placement of its securities in the form of a Unit offering, in which each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates. An aggregate of 1,757,200 stock purchase warrants were issued pursuant to this offering, which was closed on June 30, 2020.

The warrants were valued using the Black-Scholes model with a 53.0% volatility rate and discount rates ranging from 0.16% - 0.21% for a total fair value of $19,257.

A summary of the warrant activity for the fiscal year ended December 31, 2020 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2020	-	$-	-	$-
Issued	1,757,200	$0.35	1.2	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at December 31, 2020	1,757,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.15 (based on the most recent cash sale price) as of December 31, 2020, which would have been received by the warrant holders had those warrant holders exercised their options as of that date.

NOTE 8 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

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

NOTE 9 – CONTINGENCY/LEGAL

As of December 31, 2020, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 10 – SUBSEQUENT EVENTS

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of SecureTech’s management, our Principle Executive Office and Principle Financial Officer have concluded that SecureTech’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by SecureTech in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated SecureTech’s management, including our Principle Executive Office and Principle Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

SecureTech’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of SecureTech’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by SecureTech’s registered public accounting firm. SecureTech’s internal control over financial reporting was not subject to audit by the its registered public accounting firm pursuant to the SEC’s Exchange Act Rule 12b-2 that permits SecureTech to provide only management’s assessment report for the year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in SecureTech’s internal control over financial reporting which occurred during the fiscal period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations of Internal Control

Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that SecureTech’s internal controls will prevent or detect all errors and all fraud. No matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of internal controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Kao Lee	51	President, Chief Executive Officer, and Director
Anthony Vang	49	Treasurer, Secretary, and Director
Abdulcadir Haji	63	Director
Abdikarim H. Farah	51	Vice President

Kao Lee is a co-founder and has served as our President, Chief Executive Officer, and a member of our Board of Directors since our inception in March 2017.  Mr. Lee concurrently serves as the President and Chief Executive Officer of Shongkawh, LLC (since its inception in 2009), a research and development firm focused on personal and automobile security and safety devices and technologies.  At Shongkawh, Mr. Lee’s responsibilities have included directing technological development, overseeing product marketing and promotion phases, and facilitating international relationships with technology buyers, particularly in Asia and Europe.

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

Prior to co-founding SecureTech and Shongkawh, Mr. Vang served as a Director of Evergreen Home Healthcare Company from 2005 through 2009.  At Evergreen, he assisted with obtaining regulatory licenses, procuring new business and contracts, and overseeing the company's general management.

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

Prior to joining African Resource Group and SecureTech, Mr. Farah founded Addan & Associates, LLC in 2005, a Minnesota-based consulting firm that mentors and coaches both businesses and individuals in the areas of sales and marketing strategies.  Mr. Farah continues to provide these consulting services through Addan & Associates.

In addition to the preceding, Mr. Farah has worked in the health care field as a Senior Pharmacy Tech at Walgreens Pharmacy between 1997 and 2000.  He also worked at the Minnesota General Hospital Hennepin County Medical Center pharmacy department between 1999 and 2014 as Senior Pharmacy Technician and Customer Representative.

Mr. Farah is not currently an officer or director of any other reporting company and he intends to devote approximately 25%, or 5 to 10 hours per week, of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee, or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a smaller reporting company, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of SecureTech.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, including their own personal compensation package and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our sole officer and director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by SecureTech.  These risks include financial, technological, competitive, and operational risks.  The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  Additionlly, since SecureTech does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of SecureTech’s financial risk exposures.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2020 and 2019. No cash compensation has been paid to any of our officers from inception on March 2, 2017 through December 31, 2020.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Kao Lee, President,CEO, and Director (1)	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Anthony Vang, Treasurer, Secretary, and Director (2)	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Abdikarim Farah, Vice President (3)	2020 2019	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)Mr. Lee received 75,000,000 shares of our common stock on March 2, 2017. These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(2)Mr. Vang received 5,000,000 shares of our common stock on March 2, 2017. These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(3)Mr. Farah received 1,000,000 shares of our common stock on November 15, 2017. These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2020 and 2019. No cash compensation has been paid to any of our directors from inception on March 2, 2017 through December 31, 2020.

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

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of the date of this Annual Report we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans, and therefore, no equity awards are outstanding as of the date of this registration statement.

Bonuses and Deferred Compensation

We may pay bonuses as determined by the Board of Directors from time to time based on performance, which may either be paid in stock or cash at the Board's discretion.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers. We are not obligated to pay severance or other enhanced benefits to executive officers upon the termination of their employment.

Officer Compensation

We intend to begin paying our officers reasonable cash compensation once SecureTech achieves sufficient cash flow levels from the sale of its products later this fiscal year.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  However, we may reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 18, 2021, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise noted, each shareholder's mailing address is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

Officers and Directors
Kao Lee, President, CEO, and Director	69,000,000	40.5%
Anthony Vang, Treasurer, Secretary, and Director	5,000,000	2.9%
Abdulcadir Haji, Director (2)	-0-	0%
Abdikarim Farah, Vice President	1,000,000	0.6%
All officers and directors as a group (4 persons)	75,000,000	44.0%

Five Percent Stockholders
African Resource Group, Inc. (2)	75,000,000	44.0%

(1)Based on 170,442,300 shares issued and outstanding as of December 31, 2020 and March 18, 2021.

(2)Mr. Haji does not directly own any SecureTech securities.  As of December 31, 2020 and March 18, 2021, Mr. Haji served as a Director and President and CEO of African Resource Group, Inc. and had voting and dispositive power over these 75,000,000 shares of SecureTech’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2021.

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

Under the Licensing Agreement terms, ShongKawh is to receive a royalty of 2% of all products manufactured under this patent, which includes our Top Kontrol product.  The 2% royalty is based on SecureTech’s selling price of any products utilizing this patent, which would typically be the wholesale price we offer to distributors.  Royalties are to accrue and be paid in quarterly calendar payments.

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

Corporate Governance and Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that requires a majority of the board of directors be independent. Our Directors have determined that they are not “independent” under the definition set forth in the NASDAQ Stock Market's listing standards, which is the definition that the Board has chosen to use to determine director independence. Therefore, our directors are not independent.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

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

	For the Fiscal Year Ended December 31,
	2020	2019

Audit Fees	$15,700	$7,875
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$15,700	$7,875

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include the preparation of federal and state income tax returns.

All Other Fees

Consist of fees for products and services other than the services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors and the limited financial resources and minimal operations of SecureTech, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

Prior to engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedure.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 18th day of March, 2021.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 18, 2021:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director

By:	/s/ Abdulcadir Haji
Abdulcadir Haji Director