Form 10-Q
period 2021-03-31
Securetech Innovations, Inc.
filed 2021-04-30
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

                                    Tel: (651) 317-8990

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SCTH	OTC Pink Exchange

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of April 27, 2021, was 170,587,300.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements4

BALANCE SHEETS4

STATEMENTS OF OPERATIONS5

STATEMENT OF STOCKHOLDERS’ EQUITY6

STATEMENTS OF CASH FLOWS7

NOTES TO FINANCIAL STATEMENTS8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk23

Item 4.  Controls and Procedures23

PART II

Item 1.  Legal Proceedings24

Item 1A.  Risk Factors25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds25

Item 3.  Default Upon Senior Securities25

Item 4.  Mine Safety Disclosures25

Item 5.  Other Information25

Item 6.  Exhibits25

SIGNATURES26

Forward-Looking Statements

This report contains “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectations regarding the impact of the COVID-19 (Coronavirus) worldwide pandemic on our business, overall sales results, expectations regarding the length of pandemic’s business disruption. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in any forward-looking statements include the failure to receive material orders, our ability to successfully market and sell the products we develop, the effects of the COVID-19 pandemic, including general and overall levels of consumer, business, and economic confidence, the duration of the COVID-19 pandemic and its general severity, the pace of recovery following the COVID-19 pandemic, the effects on our supply chains, potential import and export tariffs or other restrictions that may be placed on our products by governments and regulatory agencies, and possible pricing pressure from market competition. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the fiscal year ended December 31, 2020. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SecureTech,” “Registrant,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	March 31, 2021 (unaudited)	December 31, 2020
Current assets:
Cash and equivalents	$82,584	$89,804
Inventories	46,021	48,993
Total current assets	128,605	138,797

Total assets:	$128,605	$138,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,219	$1,335
Sales tax payable	816	1,495
Total current liabilities	2,035	2,830

Total liabilities	2,035	2,830

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 170,442,300 and 170,442,300 shares issued and outstanding, respectively	170,442	170,442
Additional paid-in capital	312,543	312,543
Accumulated deficit	(356,415)	(347,018)

Total stockholders’ equity	126,570	135,967

Total liabilities and stockholders’ equity	$128,605	$138,797

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2021	2020

Revenues:
Sales	$11,050	$-
Cost of goods sold	2,972	-
Gross profit	8,078	-

Operating expenses:
General and administrative	$17,475	19,113
Total operating expenses	17,475	19,113

(Loss) from operations	(9,397)	(19,113)

Provision for income taxes	-	-

Net (loss)	$(9,397)	$(19,113)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,442,300	170,003,000

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2019 to March 31, 2021

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,455	-	65,894
Net loss	-	-	-	(64,441)	(64,441)
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Net loss	-	-	-	(9,397)	(9,397)
Balance, March 31, 2021	170,442,300	$170,442	$312,543	($356,415)	$126,570

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(9,397)	$(19,113)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in inventories	2,972	(120)
(Increase) in deposits	-	(6,906)
Increase (decrease) in accounts payable	(116)	-
Increase (decrease) in sales tax payable	(679)	-

Net cash used in operating activities	(7,220)	(26,139)

Net increase (decrease) in cash	(7,220)	(26,139)

Cash – beginning of period	89,804	133,069

Cash – end of period	$82,584	$106,930

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31

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

The balance sheet as of December 31, 2020 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 18, 2021.

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

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts. While we believe this pandemic has had, and continues to have, a material impact on our business growth and launching Top

Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

In addition to the preceding, we believe that sales continue to be negatively impacted by the ongoing COVID-19 pandemic. We have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and professionally install and repair our Top Kontrol product. It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2021.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2021, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2021.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2021, the Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception. Further, as of March 31, 2021, the Company had an accumulated deficit of ($356,415). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Inventories:
Raw materials and work-in-progress	$1,971	$1,971
Finished goods	44,050	47,022
Gross inventories	46,021	48,993
Inventory valuation reserves	-	-
Inventories, net	$46,021	$48,993

NOTE 4 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2021, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

As of March 31, 2021, the Company had 170,442,300 shares of common stock issued and outstanding.

NOTE 5 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of March 31, 2021.

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	June 30, 2021
$0.30	439,300	December 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

A summary of the warrant activity for the fiscal period ended March 31, 2021 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2021	1,757,200	$0.35	1.0	$-
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at March 31, 2021	1,757,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.15 (based on the most recent cash sale price) as of March 31, 2021, which would have been received by the warrant holders had those warrant holders exercised their options as of that date.

NOTE 6 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

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

NOTE 7 – CONTINGENCY/LEGAL

As of March 31, 2021, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 8 – SUBSEQUENT EVENTS

Series C Private Placement and Issuance of Common Stock

Subsequent to the fiscal period ended March 31, 2021, the Company filed a Form D with the SEC on April 14, 2021 to undertake a private placement offering of up to 1,000,000 shares of its common stock, $0.001 par value, at a purchase price of $0.25 per Share (“Series C Private Placement Offering”). As of April 27, 2021, the Company has raised an aggregate of $36,250 from this offering and sold a total of 145,000 shares of its common stock to six investors. Proceeds from the Series C Private Placement Offering will be used as general working capital.

As of April 27, 2021, the Company had 170,587,300 shares of its common stock issued and outstanding, inclusive of all shares sold to date pursuant to this Series C Private Placement Offering.

The Company continues to offer shares of its common stock to investors through the Series C Private Placement Offering.

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

As of March 31, 2021, we had incurred ($356,415) in losses since our inception on March 2, 2017. We have not achieved profitability and expect to continue to incur net losses into subsequent fiscal periods. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

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

Employees

As of March 31, 2021, we had no full-time or part-time employees; we have three non-paid founding executive officers, all based in our Roseville, Minnesota office.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
Sales	$11,050	$-
Cost of goods sold	(2,972)	-
Gross profit	8,078	-
Operating expenses	(17,475)	(19,113)
Loss from operations	(9,397)	(19,113)
Net loss	$(9,397)	$(19,113)

Sales

Sales for the three months ended March 31, 2021 were $11,050, compared to $-0- for the same period of 2020. All sales were attributable to Top Kontrol.

Sales for the three months ended March 31, 2021 were negatively impacted by the continuing COVID-19 pandemic. In particular, we have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and properly install and repair our Top Kontrol product. It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

We were hosting modified COVID-19 aware classes in September 2020 and October 2020, but then it became too cold to continue this revised program. The revised training and certification program was held outdoors in open parking lots. Participants observed personal COVID-19 safety measures, including sanitizing hands, wearing masks, and maintaining social distancing protocols.

As of March 31, 2021, we were only conducting indoor training sessions in one-on-one situations to minimize the risks related to COVID-19. We hope to resume our outdoor training classes once again in the spring when the snow melts and the weather becomes more conducive to our purposes.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended March 31, 2021 was $2,972, compared to $-0- for the same period of 2020. Cost of goods sold, as a percentage of overall sales, was 26.9% during the three months ended March 31, 2021.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $8,078, compared to $-0- for the same period of 2020. Our gross profit margin was 72.1% during the three months ended March 31, 2021.

Operating Expenses

	Three months ended March 31,
	2021	2020
Operating expenses:
General and administrative	$17,475	$19,113
Operating expenses	$17,475	$19,113

Our operating expenses for the period consisted of one component: general and administrative expenses. Total operating expenses were $17,475 in the three months ended March 31, 2021, compared to $19,113 in the same period of 2020, representing a decrease in operating expenses of ($1,638), or (8.6%), during the three months ended March 31, 2021. The reduction in operating expenses was the result of no travel expenses in the fiscal period due to the ongoing COVID-19 pandemic.

Loss From Operations

As a result of the foregoing, our loss from operations was ($9,397) during the three months ended March 31, 2021, compared with ($19,113) for the same period of 2020. This ($9,716), or (50.8%), decrease in our loss from operations is the result of increased Top Kontrol sales.

Net Loss

As a result of the foregoing, our net loss was ($9,397) during the three months ended March 31, 2021, compared with ($19,113) for the same period of 2020. This ($9,716), or (50.8%), decrease in our net loss is the result of increased Top Kontrol sales.

Total Stockholders’ Equity.

Our stockholders’ equity was $126,570 as of March 31, 2021.

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

We rely primarily on internally generated cash flow and available working capital to support operations and growth. As of March 31, 2021, we did not have any credit facilities. Although we believe that our current cash and anticipated cash receipts from sales of Top Kontrol will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are always exploring additional sources of new capital. Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock. We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $126,570 as of March 31, 2021, a decrease of ($9,397), or (6.9%), from net working capital of $135,967 as of December 31, 2020. The ratio of current assets to current liabilities was 63.2-to-1 on March 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	($7,220)	($26,139)

Net cash used in operating activities for the three months ended March 31, 2021 was ($7,220), a decrease of ($18,919) from cash used in operating activities of ($26,139) during the same period of 2020. The decrease in cash used in operating activities was primarily attributable to improved Top Kontrol sales.

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

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts. While we believe this pandemic has had, and continues to have, a material impact on our business growth and launching Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

In addition to the preceding, we believe that sales continue to be negatively impacted by the ongoing COVID-19 pandemic. We have encountered numerous delays in establishing a group training and certification program necessary to educate and authorize automobile technicians to safely and professionally install and repair our Top Kontrol product. It is simply not safe for groups of people to gather within the confines of small interior areas, which are typical of most automobile repair bays where we would typically perform this type of hands-on training.

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

Off-Balance Sheet Operations

As of March 31, 2021, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2021.

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

Based on Management’s assessment, we have concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017 and, as of March 31, 2021, have not been remedied.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: April 30, 2021	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: April 30, 2021	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director