Form 10-Q
period 2021-06-30
Securetech Innovations, Inc.
filed 2021-08-13
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 12, 2021, was 171,331,300.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	June 30, 2021 (unaudited)	December 31, 2020
Current assets:
Cash and equivalents	$233,720	$89,804
Inventories	43,399	48,993
Total current assets	277,119	138,797

Total assets:	$277,119	$138,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,450	$1,335
Sales tax payable	1,511	1,495
Total current liabilities	2,961	2,830

Total liabilities	2,961	2,830

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 171,131,300 and 170,442,300 shares issued and outstanding, respectively	171,131	170,442
Additional paid-in capital	484,104	312,543
Accumulated deficit	(381,077)	(347,018)

Total stockholders’ equity	274,158	135,967

Total liabilities and stockholders’ equity	$277,119	$138,797

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Revenues:
Sales	$9,482	$6,749	$20,532	$6,749
Cost of goods sold	2,534	1,610	5,506	1,610
Gross profit	6,948	5,139	15,026	5,139

Expenses:
General and administrative	$31,533	$13,256	$49,008	$32,369
Research and development	77	—	77	—
Total expenses	31,610	13,256	49,085	32,369

(Loss) from operations	(24,662)	(8,117)	(34,059)	(27,230)

Provision for income taxes	—	—	—	—

Net (loss)	$(24,662)	$(8,117)	$(34,059)	$(27,230)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,785,937	170,242,001	170,615,068	170,122,501

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2019 to June 30, 2021

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,455	—	65,894
Net loss	—	—	—	(64,441)	(64,441
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Issuance of common shares for cash	689,000	689	171,561	—	172,250
Net loss	—	—	—	(34,059)	(34,059)
Balance, June 30, 2021	171,131,300	$171,131	$484,104	($381,077)	$274,158

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(34,059)	$(27,230)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in inventories	5,594	(12,748)
(Increase) in current assets	—	(38,366)
Increase (decrease) in accounts payable	115	—
Increase (decrease) in sales tax payable	16	498

Net cash used in operating activities	(28,334)	(77,846)

Cash flows from financing activities:
Issuance of common shares for cash	172,250	65,895

Net cash provided by financing activities	172,250	65,895

Net increase (decrease) in cash	143,916	(11,951)

Cash – beginning of period	89,804	133,069

Cash – end of period	$233,720	$121,118

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc. The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc.

SecureTech is an emerging growth company focused on developing and marketing personal and automobile security and safety devices and technologies. Through a licensed patent, SecureTech has created its initial product, Top Kontrol. Top Kontrol is unlike any other product on the market – it prioritizes the driver and passengers’ safety. Not only does Top Kontrol protect your vehicle from unattended theft like other car alarms, but it is the only anti-theft and personal safety device able to thwart an active carjacking attempt without any action by the driver.

Through its advanced design and use of a licensed patent, Top Kontrol can tell the difference between an authorized driver and an unauthorized thief or carjacker using strategically placed sensors in the automobile and a unique FOB device hidden on the authorized driver’s person. Regardless of whether someone tries to steal your vehicle while it is innocently idling unattended in the parking lot or take it by force at gunpoint, Top Kontrol will only allow the unauthorized driver to drive for 15-20 seconds before automatically turning the engine off and preventing any attempt to restart the engine. This prevents the thief from stealing your car and/or allows the driver sufficient time to run to safety after being threatened at gunpoint. SecureTech is not aware of any other product on the market that solves the growing carjacking crisis as does Top Kontrol.

Because Top Kontrol is wired into the automobile’s ignition and lighting systems, it must be installed and serviced by a Top Kontrol Certified Technician.

Unaudited Interim Financial Information

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 2020, has been derived from audited financial statements.

Operating results for the six months ended June 30, 2021, are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 18, 2021.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe, and many other countries worldwide. The COVID-19 pandemic has significantly negatively affected the global economy, seriously disrupted global supply chains, and created a significant disruption of the financial and retail markets, including a substantial disruption and dampening in consumer demand for the automotive industry, including specialty equipment manufacturers such as ourselves.

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

In addition to the preceding, we believe that sales continue to be negatively impacted by the ongoing COVID-19 pandemic. We have encountered numerous delays in establishing a group training and certification program to educate and authorize automobile technicians to install and repair our Top Kontrol product safely and professionally.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol significantly restricts the number of customer installations being performed, which subsequently influences retail customers to delay purchases until they can have it readily installed in their vehicle.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2021.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2021, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per shares is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2021.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2021, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of June 30, 2021, the Company had an accumulated deficit of ($381,077). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Inventories:
Raw materials and work-in-progress	$1,971	$1,971
Finished goods	41,428	47,022
Gross inventories	42,399	48,993
Inventory valuation reserves	—	—
Inventories, net	$43,399	$48,993

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

As of June 30, 2021, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal period ended June 30, 2021, the Company sold 689,000 shares of its common stock, $0.001 par value, at a purchase price of $0.25 per Share through a Regulation D, Rule 506 offering of its common shares (“Series C Private Placement Offering”). The Series C Private Placement Offering is still ongoing and will continue until (i) the Company sells up to an aggregate of 1,000,000 shares or (ii) the Board of Directors votes to close the offering.

As of June 30, 2021, the Company had 171,131,300 shares of common stock issued and outstanding.

NOTE 5 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2021.

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	December 31, 2021
$0.30	439,300	March 31, 2022
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

Below is a summary of the warrant activity for the fiscal period ended June 30, 2021:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2021	1,757,200	$0.35	0.9	$—
Issued	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding at June 30, 2021	1,757,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.25 as of June 30, 2021, which would have been received by the warrant holders had those warrant holders exercised their options as of that date.

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

NOTE 7 – CONTINGENCY/LEGAL

As of June 30, 2021, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the fiscal period ended June 30, 2021, the Company sold an aggregate of 200,000 shares of its common stock, $0.001 par value, at an aggregate purchase price of $50,000, or $0.25 per share, pursuant its ongoing Series C Private Placement Offering.

As of August 12, 2021, the Company had 171,331,300 shares of its common stock issued and outstanding, inclusive of all shares sold to date pursuant to this Series C Private Placement Offering.

The Company continues to offer shares of its common stock to investors through the Series C Private Placement Offering.

No other material events or transactions have occurred during this subsequent event reporting period that required recognition or disclosure in the financial statements.

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

As of June 30, 2021, we had incurred ($381,077) in losses since our inception on March 2, 2017. We have not achieved profitability and expect to continue to incur net losses into subsequent fiscal periods. We expect to incur significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

To become profitable and competitive, we must successfully sell our current product, Top Kontrol, and continue innovating and developing new similar personal and automobile security and safety devices and technologies that the marketplace will accept. We anticipate relying on equity sales of our common stock to continue to fund our business operations until we can generate sufficient revenues to cover our operating expenses, which may never happen. Issuances of additional shares will result in dilution to our then existing stockholders. There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financings to fund our planned business activities. We may also rely on loans from our management or other significant shareholders. However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds in the future.

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

Products

Top Kontrol is the world’s most advanced anti-theft and anti-carjacking system currently available. Unlike our competitors’ products that only protect a vehicle from unattended theft, Top Kontrol takes vehicle security and passenger safety to the next level – it prioritizes the driver and passengers’ safety. Top Kontrol is presently the only automobile security and personal safety system able to thwart an active carjacking attempt without any action by the driver.

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

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020. Top Kontrol is presently the only known automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are just a few reports about this growing problem without any long-term solutions:

•	Minneapolis, MN police report carjackings up more than 537% in 2020 (source: ABC, December 12, 2020);
•	Chicago, IL police report carjackings up more than 134% in 2020 (source: ABC7, December 4, 2020);
•	Jackson, MS police report carjackings up more than 120% in 2020 (source: WLBT, December 24, 2020);
•	New Orleans, LA police report carjackings up more than 153% in 2020 (source: 4WWL, December 9, 2020); and
•	Washington, DC police report carjacking up more than 141% in 2020 (source: WUSA, December 27, 2020).

Corporate History

SecureTech was incorporated under the State of Wyoming’s laws on March 2, 2017, under SecureTech, Inc. The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc.

Competition

SecureTech faces formidable competition in every aspect of its business. Our company’s success or failure will depend mainly upon Management’s ability to develop competitive products and successfully market them to attract enough new customers, enabling us to generate sufficient revenues to become profitable.

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

FEATURES	TOP KONTROL	VIPER[1]	LOJACK[2]
Electronic/engine Immobilizers	√	√
Kill Switch	√
Light and Siren	√	√
Electronic Tracking System			√
Carjacking Security Features	√
Automatic Secured for preventing carjacking	√
Automatic Secured features to prevent theft even if keys are left in the ignition and/or engine idling	√
Key-based system to prevent interception of wirelessly transmitted security codes	√
Does not require a 24/7 power feed	√
MSRP	$449	$499+	$695+

(1)	Viper 5806 car alarm model.
(2)	LoJack® Stolen Vehicle Recovery System.

In addition to the competitors listed above, we are competing with other lesser-known competitors and competitors presently not known to us or, possibly, not even formed yet.

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

Manufacturing

SecureTech presently uses US-based contract manufacturers to manufacture its products, with final assembly performed at SecureTech’s Minnesota headquarters. SecureTech does not have any long-term or exclusivity agreements with any contract manufacturer and is free to change or negotiate with new contract manufacturers at its sole discretion.

Additionally, Management has been exploring the feasibility of establishing a warehouse and manufacturing facility in Florida once the ongoing COVID-19 pandemic has passed. Our goal with this location would be to facilitate international sales and exports while reducing overall manufacturing and shipping expenses.

SecureTech’s products proudly carry the “Made in the USA” designation.

Government Regulation

Our products are designed to meet all known existing or proposed governmental regulations. We believe that we currently meet current standards for approvals by government regulatory agencies for our products.

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or material costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended June 30, 2021, and December 31, 2020, nor do we anticipate environmental expenses in the foreseeable future.

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

Patents that have been issued and/or licensed to SecureTech and their dates of issuance are:

•         On May 7, 2013, Shongkawh, LLC, a related party controlled by our President and CEO, was issued US Patent No. 8,436,721 entitled “Automobile Theft Protection and Disablement System,” by the US Patent & Trademark Office (“USPTO”). This patent expires on March 19, 2030. SecureTech has the exclusive license for the use of this patent through its expiration date.

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe robust product offerings that are continually upgraded and enhanced will keep us competitive. We will seek patent protection on significant technological improvements that we make. We have an ongoing policy of filing patent applications to seek protection for our products and technologies’ novel features. Prior to the filing and granting of patents, our policy is to disclose critical elements to patent counsel and maintain these features as trade secrets before product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety. We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks, including SECURETECH INNOVATIONS® and TOP KONTROL®.

Our policy is to enter into nondisclosure agreements with each employee, consultant, or third party to whom any of our proprietary information may be disclosed. These agreements prohibit disclosing our confidential information to others, both during and after employment or working relationship.

Employees

As of June 30, 2021, we had no full-time or part-time employees; we have three non-paid founding executive officers and three commission-based independent sales representatives based in our Roseville, Minnesota office.

During the fiscal year ending December 31, 2021, our founding executive team intends to transition into working for SecureTech full-time. Additionally, we are currently building a sales team and are actively in the hiring process to staff it with qualified full-time sales personnel. However, the COVID-19 pandemic is hindering this process somewhat and makes it more challenging to find and interview prospective job applicants.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended June 30, 2021 and 2020.

	Three months ended June 30,
	2021	2020
Sales	$9,482	$6,749
Cost of goods sold	(2,534)	(1,610)
Gross profit	6,948	5,139
Operating expenses	(31,610)	(13,256)
Loss from operations	(24,662)	(8,117)
Net loss	$(24,662)	$(8,117)

Sales

Sales for the three months ended June 30, 2021, were $9,482, compared to $6,749 for the same period of 2020, representing an increase of $2,733, or a 40.1% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended June 30, 2021, was $2,534, compared to $1,610 for the same period of 2020. As a percentage of overall sales, the cost of goods sold was 26.7% during the three months ended June 30, 2021, compared to 23.9% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended June 30, 2021, was $6,948, compared to $5,139 for the same period of 2020. Our gross profit margin was 73.3% during the three months ended June 30, 2021, compared to 76.1% for the same fiscal period a year ago. The decrease in gross profit margin is a shift towards selling Top Kontrol primarily to resellers versus strictly the end-user a year ago.

Operating Expenses

	Three months ended June 30,
	2021	2020
Operating expenses:
General and administrative	$31,533	$13,256
Research and development	77	-
Operating expenses	$31,610	$13,256

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $31,610 in the three months ended June 30, 2021, compared to $13,256 in the same period of 2020, representing an increase in operating expenses of $18,353, or 138.5%, from the three months ended June 30, 2020. The increase in operating expenses was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Loss From Operations

As a result of the foregoing, our loss from operations was ($24,662) during the three months ended June 30, 2021, compared with ($8,117) for the same period of 2020. This $16,545, or 203.8%, increase in our loss from operations was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Net Loss

The result was that our net loss was ($24,662) during the three months ended June 30, 2021, compared with ($8,117) for the same period of 2020. This $16,545, or 203.8%, increase in our net loss was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,
	2021	2020
Sales	$20,532	$6,749
Cost of goods sold	(5,506)	(1,610)
Gross profit	15,026	5,139
Operating expenses	(49,085)	(32,369)
Loss from operations	(34,059)	(27,230)
Net loss	$(34,059)	$(27,230)

Sales

Sales for the six months ended June 30, 2021, were $20,532, compared to $6,749 for the same period of 2020, representing an increase of $13,783, or a 204.2% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the six months ended June 30, 2021, was $5,506, compared to $1,610 for the same period of 2020. As a percentage of overall sales, the cost of goods sold was 26.8% during the six months ended June 30, 2021, compared to 23.9% for the same fiscal period a year ago.

Gross Profit

Gross profit for the six months ended June 30, 2021, was $15,026, compared to $5,139 for the same period of 2020. Our gross profit margin was 73.2% during the six months ended June 30, 2021, compared to 76.1% for the same fiscal period a year ago. The decrease in gross profit margin is a shift towards selling Top Kontrol primarily to resellers versus strictly the end user a year ago.

Operating Expenses

	Six months ended June 30,
	2021	2020
Operating expenses:
General and administrative	$49,008	$32,369
Research and development	77	-
Operating expenses	$49,085	$32,369

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $49,085 in the six months ended June 30, 2021, compared to $32,369 in the same period of 2020, representing an increase in operating expenses of $16,716, or 51.6%, from the six months ended June 30, 2020. The increase in operating expenses was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Loss From Operations

As a result of the foregoing, our loss from operations was ($34,059) during the six months ended June 30, 2021, compared with ($27,230) for the same period of 2020. This $6,829, or 25.1%, increase in our loss from operations was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Net Loss

The result was that our net loss was ($34,059) during the six months ended June 30, 2021, compared with ($27,230) for the same period of 2020. This $6,829, or 25.1%, increase in our net loss was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Total Stockholders’ Equity.

Our stockholders’ equity was $274,158 as of June 30, 2021.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to generate sales, manufacture inventory, and expenditures related to sales, regulatory compliance, and general corporate purposes. We intend to meet our liquidity demands, including capital expenditures related to the manufacture of inventory and the expansion of our business, primarily through cash flow provided by operations and sales of our securities.

We rely primarily on internally generated cash flow and available working capital to support operations and growth. As of June 30, 2021, we did not have any credit facilities. Although we believe that our current cash and anticipated cash receipts from sales of Top Kontrol will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are constantly exploring additional sources of new capital. Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock. We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $274,158 as of June 30, 2021, an increase of $138,191, or 101.6%, from net working capital of $135,967 as of December 31, 2020. The ratio of current assets to current liabilities was 93.6-to-1 on June 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	($28,334)	($77,846)
Financing activities	$172,250	$65,895

Net cash used in operating activities was ($28,334), a decrease of ($49,512), or (63.6%), from cash used in operating activities of ($77,846) during the same period of 2020.

Net cash provided by financing activities was $172,250, an increase of $106,355, or 161.4%, from cash generated from financing activities of $65,895 during the same period of 2020. The increase in cash inflow from financing activities was from our ongoing Series C Private Placement Offering, which allows for the sale of up to 1,000,000 shares of our common stock, $0.001 par value, at a fixed price of $0.25 per share. Through June 30, 2021, we sold an aggregate of 689,000 shares for $172,250 in cash. The offering will continue until either all 1,000,000 shares offered are sold or our Board of Directors decides to close the offering.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe, and many other countries worldwide. The COVID-19 pandemic has significantly negatively affected the global economy, seriously disrupted global supply chains, and created a significant disruption of the financial and retail markets, including a substantial disruption and dampening in consumer demand for the automotive industry, including specialty equipment manufacturers such as ourselves.

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

In addition to the preceding, we believe that sales continue to be negatively impacted by the ongoing COVID-19 pandemic. We have encountered numerous delays in establishing a group training and certification program to educate and authorize automobile technicians to install and repair our Top Kontrol product safely and professionally.

Having a limited number of Top Kontrol Certified Technicians available to install Top Kontrol significantly restricts the number of customer installations being performed, which subsequently influences retail customers to delay purchases until they can have it readily installed in their vehicle.

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

Off-Balance Sheet Operations

As of June 30, 2021, we had no off-balance sheet activities or operations.

Contractual Obligations

As of June 30, 2021, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

For the period covered by this report, we conducted an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on Management’s assessment, we have concluded that, as of June 30, 2021, our disclosure controls and procedures were not adequate in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our disclosure controls and procedures had the following material weaknesses:

•	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency has not resulted in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•	SecureTech lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SecureTech. The Board of Directors is comprised of two (2) members, both of whom also serve as executive officers. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by SecureTech; and

•	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and, as of June 30, 2021, have not been remedied.

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

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

During the past ten years, no director, person nominated to become a director or executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted. Any adverse result in these or other legal matters could arise and cause harm to our business. We currently are not a party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business.

Item 1A. Risk Factors

Not applicable since we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018

Exhibit Number	Description

311*	Certification of Chief Executive Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
312*	Certification of Chief Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
321*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
322*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: August 12, 2021	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 12, 2021	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director