Form 10-Q
period 2021-09-30
Securetech Innovations, Inc.
filed 2021-10-28
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55927

              SecureTech Innovations, Inc.

 (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	82-0972782 (I.R.S. Employer Identification Number)

           2355 Highway 36 West, Suite 400, Roseville  MN   55113

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of October 28, 2021, was 113,331,300.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements4

BALANCE SHEETS4

STATEMENTS OF OPERATIONS5

STATEMENT OF STOCKHOLDERS’ EQUITY6

STATEMENTS OF CASH FLOWS7

NOTES TO FINANCIAL STATEMENTS8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk25

Item 4.  Controls and Procedures25

PART II

Item 1.  Legal Proceedings26

Item 1A.  Risk Factors27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds27

Item 3.  Default Upon Senior Securities27

Item 4.  Mine Safety Disclosures27

Item 5.  Other Information27

Item 6.  Exhibits27

SIGNATURES28

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SECURETECH INNOVATIONS, INC.

BALANCE SHEETS

ASSETS

	September 30, 2021 (unaudited)	December 31, 2020
Current assets:
Cash and equivalents	$251,389	$89,804
Inventories	41,301	48,993
Total current assets	292,690	138,797

Total assets:	$292,690	$138,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabislities:
Accounts payable	$1,035	$1,335
Sales tax payable	2,000	1,495
Total current liabilities	3,035	2,830

Total liabilities	3,035	2,830

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 113,331,300 and 170,442,300 shares issued and outstanding, respectively	113,331	170,442
Additional paid-in capital	591,904	312,543
Accumulated deficit	(415,580)	(347,018)

Total stockholders’ equity	289,655	135,967

Total liabilities and stockholders’ equity	$292,690	$138,797

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Revenues:
Sales	$6,677	$4,730	$27,209	$11,479
Cost of goods sold	2,098	1,212	7,604	2,822
Gross profit	4,579	3,518	19,605	8,657

Expenses:
General and administrative	$39,082	$19,792	$88,090	$52,161
Research and development	—	430	77	430
Total expenses	39,082	20,222	88,167	52,591

(Loss) from operations	(34,503)	(16,704)	(68,562)	(43,934)

Provision for income taxes	—	—	—	—

Net (loss)	$(34,503)	$(16,704)	$(68,562)	$(43,934)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	170,050,865	170,442,300	170,424,934	170,229,878

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2019 to September 30, 2021

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,455	—	65,894
Net loss	—	—	—	(64,441)	(64,441)
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Issuance of common shares for cash	889,000	889	221,361	—	222,250
Cancellation of common shares	(58,000,000)	(58,000)	58,000	—	—
Net loss	—	—	—	(68,562)	(68,562)
Balance, September 30, 2021	113,331,300	$113,331	$591,904	($415,580)	$289,655

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(68,562)	$(43,934)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in inventories	7,692	(51,626)
(Decrease) in current assets	—	1,119
Increase (decrease) in accounts payable	(300)	—
Increase (decrease) in sales tax payable	505	847

Net cash used in operating activities	(60,665)	(93,594)

Cash flows from financing activities:
Issuance of common shares for cash	222,250	65,894

Net cash provided by financing activities	222,250	65,894

Net increase (decrease) in cash	161,585	(27,700)

Cash – beginning of period	89,804	133,069

Cash – end of period	$251,389	$105,369

Non-cash financing activities:
Cancellation of common shares	$58,000	$—

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

Operating results for the nine months ended September 30, 2021, are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 18, 2021.

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

•	Raw material and component supply chains, which have been significantly impacted in a negative manner
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended September 30, 2021.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services while also significantly disrupting supply chains, sales channels, marketing activities, and general business operations for an unknown period of time until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and is recognized in the financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2021, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per shares is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2021.

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

Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied. Revenue is recorded net of marketing allowances, volume discounts, and other forms of variable consideration. Generally, this occurs with the transfer of control of our product to the customer and payment has been received. The Company presently does not offer terms or credit to any of its customers.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended September 30, 2021, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of September 30, 2021, the Company had an accumulated deficit of ($415,580). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Inventories:
Raw materials and work-in-progress	$1,971	$1,971
Finished goods	39,330	47,022
Gross inventories	41,301	48,993
Inventory valuation reserves	—	—
Inventories, net	$41,301	$48,993

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

As of September 30, 2021, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the fiscal period ended September 30, 2021, the Company sold 889,000 shares of its common stock, $0.001 par value, at a purchase price of $0.25 per Share through a Regulation D, Rule 506 offering of its common shares (“Series C Private Placement Offering”). The Series C Private Placement Offering was closed on September 30, 2021.

During the three months ended September 30, 2021, the Company canceled an aggregate of 58,000,000 shares of its common stock. Management continues to explore additional possibilities to cancel and retire shares with the overall goal of reducing the number of issued and outstanding shares of common stock.

As of September 30, 2021, the Company had 113,331,300 shares of common stock issued and outstanding.

NOTE 5 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of September 30, 2021.

Exercise Price	Number Outstanding	Expiration Date

$0.20	439,300	December 31, 2021
$0.30	439,300	March 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,757,200

Below is a summary of the warrant activity for the fiscal period ended September 30, 2021:

Warrant Activity	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding on January 1, 2021	1,757,200	$0.35	0.7	$—
Issued	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding on September 30, 2021	1,757,200

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.35 as of September 30, 2021, which would have been received by the warrant holders had those warrant holders exercised their options as of that date.

NOTE 6 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

On March 2, 2017, the Company issued an aggregate of 175,000,000 shares of its common stock, $0.001 par value, as Founder’s Shares with $-0- value.

Of these original Founder’s Shares 80,000,000 were issued to the Company’s officers, 75,000,000 to an entity controlled by one of the Company’s founding directors, and 20,000,000 to outside consultants who assisted with the Company’s formation and early organization.

NOTE 7 – CONTINGENCY/LEGAL

As of September 30, 2021, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted. Any adverse result in these or other legal matters could arise and cause harm to the Company’s business. The Company currently is not a party to any claim or litigation, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business.

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

As of September 30, 2021, we had incurred ($415,580) in losses since our inception on March 2, 2017. We have not achieved profitability and expect to continue to incur net losses into subsequent fiscal periods. We expect to incur significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

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

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020. Top Kontrol is presently the only known automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are just a few reports about this growing problem without any long-term solutions:

•	Minneapolis, MN police report carjackings up more than 537% in 2020 (source: ABC, December 12, 2020)
•	Chicago, IL police report carjackings up more than 134% in 2020 (source: ABC7, December 4, 2020)
•	Jackson, MS police report carjackings up more than 120% in 2020 (source: WLBT, December 24, 2020)
•	New Orleans, LA police report carjackings up more than 153% in 2020 (source: 4WWL, December 9, 2020)
•	Washington, DC police report carjacking up more than 141% in 2020 (source: WUSA, December 27, 2020)

Through the fiscal period ended September 30, 2021, carjackings continued climbing to historic all-time highs:

•	Minneapolis, MN police report carjackings up more than 222% in 2021 YTD (source: FOX9, May 20, 2021)
•	Indianapolis, IN police report carjackings up more than 82% in 2021 YTD (source: Wish TV, August 9, 2021)
•	Oakland, CA police report carjackings up more than 115% in 2021 YTD (source: OPD, June 2, 2021)
•

Chicago, IL police report carjackings up more than 135% in 2021 YTD (source: Civic Federation, April 1, 2021https://www.wlbt.com/2020/12/21/jpd-reports-percent-increase-carjackings-percent-increase-homicides/)

•	New Orleans, LA police report carjackings up more than 120% in 2021 YTD (source: KFLY10, June 14, 2021)
•	Washington, DC police report carjacking up nearly 74% in 2021 YTD (source: Daily News, July 16, 2021)

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

FEATURES	TOP KONTROL	VIPER[1]	LOJACK[2]
Prevents theft by immobilizing engine and starter system	√	√
Lights and siren	√	√
Kills engine during a carjacking situation	√
Passively and actively stops a carjacking	√
Prevents auto theft even if keys are left in the ignition and/or the engine is idling	√
Key-based system to prevent interception of wirelessly transmitted security codes	√
Does not require a 24/7 power source	√
GPS tracking			√
MSRP	$449	$499+	$695+

(1)Viper 5806 car alarm model.

(2)LoJack® Stolen Vehicle Recovery System; requires annual subscription in addition to purchase price.

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or material costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended September 30, 2021, and December 31, 2020, nor do we anticipate environmental expenses in the foreseeable future.

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

[This space intentionally left blank]

Employees

As of September 30, 2021, we had no full-time or part-time employees; we have three non-paid founding executive officers and three commission-based independent sales representatives based in our Roseville, Minnesota office.

During the fiscal year ending December 31, 2021, our founding executive team intends to transition into working for SecureTech full-time. Additionally, we are currently building a sales team and are actively in the hiring process to staff it with qualified full-time sales personnel. However, the COVID-19 pandemic continues to hinder this process.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the three months ended September 30, 2021 and 2020.

	Three months ended September 30,
	2021	2020
Sales	$6,677	$4,730
Cost of goods sold	(2,098)	(1,212)
Gross profit	4,579	3,518
Operating expenses	(39,082)	(20,222)
Loss from operations	(34,503)	(16,704)
Net loss	$(34,503)	$(16,704)

Sales

Sales for the three months ended September 30, 2021, were $6,677, compared to $4,730 for the same period of 2020, representing an increase of $1,947, or a 41.2% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended September 30, 2021, was $2,098, compared to $1,212 for the same period of 2020. As a percentage of overall sales, the cost of goods sold was 31.4% during the three months ended September 30, 2021, compared to 25.6% for the same fiscal period a year ago. The percentage increase in cost of goods sold is due to our shifting sales primarily to distributors and resellers versus solely the end-user a year ago.

Gross Profit

Gross profit for the three months ended September 30, 2021, was $4,579, compared to $3,518 for the same period of 2020. Our gross profit margin was 68.6% during the three months ended September 30, 2021, compared to 74.4% for the same fiscal period a year ago. The decrease in gross profit margin is due to a shift towards selling Top Kontrol primarily to distributors and resellers versus solely the end-user a year ago.

Operating Expenses

	Three months ended September 30,
	2021	2020
Operating expenses:
General and administrative	$39,082	$19,792
Research and development	-	430
Operating expenses	$39,082	$20,222

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $39,082 in the three months ended September 30, 2021, compared to $20,222 in the same period of 2020, representing an increase in operating expenses of $18,860, or 93.3%, from the three months ended September 30, 2020. The increase in operating expenses was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements, including registering shares of our common stock on behalf of private placement investors. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Loss From Operations

As a result of the foregoing, our loss from operations was ($34,503) during the three months ended September 30, 2021, compared with ($16,704) for the same period of 2020. This $17,798, or 106.5%, increase in our loss from operations was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements, including registering shares of our common stock on behalf of private placement investors. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Net Loss

The result was that our net loss was ($34,503) during the three months ended September 30, 2021, compared with ($16,704) for the same period of 2020. This $17,798, or 106.5%, increase in our net loss was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements, including registering shares of our common stock on behalf of private placement investors. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,
	2021	2020
Sales	$27,209	$11,479
Cost of goods sold	(7,604)	(2,822)
Gross profit	19,605	8,657
Operating expenses	(88,167)	(52,591)
Loss from operations	(68,562)	(43,934)
Net loss	$(68,562)	$(43,934)

Sales

Sales for the nine months ended September 30, 2021, were $27,209, compared to $11,479 for the same period of 2020, representing an increase of $15,730, or a 137.0% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the nine months ended September 30, 2021, was $7,604, compared to $2,822 for the same period of 2020. As a percentage of overall sales, the cost of goods sold was 27.9% during the nine months ended September 30, 2021, compared to 24.6% for the same fiscal period a year ago. The percentage increase in cost of goods sold is due to our shifting sales primarily to distributors and resellers versus solely the end-user a year ago.

Gross Profit

Gross profit for the nine months ended September 30, 2021, was $19,605, compared to $8,657 for the same period of 2020. Our gross profit margin was 72.1% during the nine months ended September 30, 2021, compared to 75.4% for the same fiscal period a year ago. The decrease in gross profit margin is due to a shift towards selling Top Kontrol primarily to distributors and resellers versus solely the end-user a year ago.

Operating Expenses

	Nine months ended September 30,
	2021	2020
Operating expenses:
General and administrative	$88,090	$52,161
Research and development	77	430
Operating expenses	$88,167	$52,591

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $88,167 in the nine months ended September 30, 2021, compared to $52,591 in the same period of 2020, representing an increase in operating expenses of $35,576, or 67.6%, from the nine months ended September 30, 2020. The increase in operating expenses was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements, including registering shares of our common stock on behalf of private placement investors. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Loss From Operations

As a result of the foregoing, our loss from operations was ($68,562) during the nine months ended September 30, 2021, compared with ($43,934) for the same period of 2020. This $24,628, or 56.1%, increase in our loss from operations was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements, including registering shares of our common stock on behalf of private placement investors. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Net Loss

The result was that our net loss was ($68,562) during the nine months ended September 30, 2021, compared with ($43,934) for the same period of 2020. This $24,628, or 56.1%, increase in our net loss was primarily attributable to increases in legal and accounting expenses related to regulatory compliance requirements, including registering shares of our common stock on behalf of private placement investors. As SecureTech continues to grow, we anticipate that our regulatory compliance expenses will likely continue to rise.

Total Stockholders’ Equity.

Our stockholders’ equity was $289,655 as of September 30, 2021.

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

We rely primarily on internally generated cash flow and available working capital to support operations and growth. As of September 30, 2021, we did not have any credit facilities. Although we believe that our current cash and anticipated cash receipts from sales of Top Kontrol will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are constantly exploring additional sources of new capital. Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock. We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $289,655 as of September 30, 2021, an increase of $153,688, or 113.0%, from net working capital of $135,967 as of December 31, 2020. The ratio of current assets to current liabilities was 96.5-to-1 on September 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	($60,665)	($93,594)
Financing activities	$222,250	$65,894

Net cash used in operating activities was ($60,665), a decrease of ($32,929), or (35.2%), from cash used in operating activities of ($93,594) during the same period of 2020.

Net cash provided by financing activities was $222,250, an increase of $156,356, or 237.3%, from cash generated from financing activities of $65,894 during the same period of 2020.  The increase in cash inflow from financing activities was from our Series C Private Placement Offering, which was closed on September 30, 2021.  Through this offering, we sold an aggregate of 889,000 shares at a fixed price of $0.25 per share for gross proceeds of $222,250 in cash.

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

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts. While we believe this pandemic has had, and continues to have, a material impact on our business growth and launching Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains, which have been significantly impacted in a negative manner
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

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

Off-Balance Sheet Operations

As of September 30, 2021, we had no off-balance sheet activities or operations.

Contractual Obligations

As of September 30, 2021, we did not have any contractual obligations.

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

The worldwide spread of COVID-19 has resulted in a global slowdown of economic activity, which is likely to decrease demand for a broad variety of goods and services while also significantly disrupting supply chains, sales channels, marketing activities, and general business operations for an unknown period of time until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2021.

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

Based on Management’s assessment, we have concluded that, as of September 30, 2021, our disclosure controls and procedures were not adequate in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and, as of September 30, 2021, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: October 28, 2021	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: October 28, 2021	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director