Form 10-K
period 2021-12-31
Securetech Innovations, Inc.
filed 2022-03-30
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

                        Tel: (651) 317-8990

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SCTH	OTC Pink Tier

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,282,825, based upon the most recent cash sales price of $0.25 a share as of that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose. Additionally, the registrant does not have non-voting common stock outstanding.

As of March 30, 2022, there were 111,636,300 shares of our common stock, $0.001 par value issued and outstanding; 33,136,300 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I4

Item 1.  Business4

Item 1A.  Risk Factors9

Item 1B.  Unresolved Staff Comments18

Item 2.  Properties18

Item 3.  Legal Proceedings19

Item 4.  Mine Safety Disclosures19

PART II20

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities20

Item 6.  [Reserved]24

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations24

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk31

Item 8.  Financial Statements and Supplementary Data32

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure46

Item 9A.  Controls and Procedures46

Item 9B.  Other Information46

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections46

PART III47

Item 10.  Directors, Executive Officers and Corporate Governance47

Item 11.  Executive Compensation49

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters51

Item 13.  Certain Relationships and Related Transactions, and Director Independence51

Item 14.  Principal Accounting Fees and Services53

PART IV54

Item 15.  Exhibits, Financial Statements Schedules54

Item 16.  Form 10-K Summary55

SIGNATURES56

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectations regarding the impact of the COVID-19 (Coronavirus) worldwide pandemic on our business, overall sales results, expectations regarding the length of pandemic’s business disruption. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects,” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in any forward-looking statements include the failure to receive material orders, our ability to successfully market and sell the products we develop, the effects of the COVID-19 pandemic, including general and overall levels of consumer, business, and economic confidence, the duration of the COVID-19 pandemic and its general severity, the pace of recovery following the COVID-19 pandemic, the effects on our supply chains, potential import and export tariffs or other restrictions that may be placed on our products by governments and regulatory agencies, and possible pricing pressure from market competition. Further information on our risk factors is contained in this prospectus under “Risk Factors” beginning on page 5. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

These forward-looking statements represent our estimates and assumptions only as of the date of this prospectus and, except as required by law, we undertake no obligation, and expressly disclaim any responsibility, to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise after the date of this prospectus. We qualify all of our forward-looking statements by these cautionary statements.

As used in this prospectus, the terms "we," "us," "our," "SecureTech," “Registrant,” “Company,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Business Overview

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech’s products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world’s only anti-theft and anti-carjacking automobile security and safety system. Under its wholly-owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2021:

SecureTech Innovations, Inc.
(Parent Company)
OTC Pink: SCTH
(SEC CIK:0001703157)
Top Kontrol®
(Product Line)
Top Kontrol is the world's most advanced anti-theft and anti-carjacking system available. Top Kontrol is the only car security system that can stop a carjacking without any input from the driver.
Piranha Blockchain, Inc.
(Operating Subsidiary)
Operating subsidiary focused on developing and acquiring secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storing, and trading digital assets.
Piranha Blockchain, Ltd.
(Holding Subsidiary)
Holding company to hold, secure, and trade Piranha Blockchain's digital assets.

Corporate History

SecureTech was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc.  SecureTech amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc. On November 19, 2021 and November 25, 2021, SecureTech incorporated wholly-owned subsidiaries Piranha Blockchain, Inc. under the laws of the State of Wyoming and Piranha Blockchain, Ltd. under the International Business Company (IBC) laws of Anguilla, British West Indies, respectively.

Top Kontrol

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

For additional information on Top Kontrol or view product demonstration videos, please visit the Top Kontrol website at www.topkontrol.com or the Top Kontrol YouTube Channel, respectively.

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020. Top Kontrol is presently the only known automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are just a few reports about this growing problem without any long-term solutions:

•	Minneapolis, MN police report carjackings up more than 537% in 2020 (source: ABC, December 12, 2020)
•	Chicago, IL police report carjackings up more than 134% in 2020 (source: ABC7, December 4, 2020)
•	Jackson, MS police report carjackings up more than 120% in 2020 (source: WLBT, December 24, 2020)
•	New Orleans, LA police report carjackings up more than 153% in 2020 (source: 4WWL, December 9, 2020)
•	Washington, DC police report carjacking up more than 141% in 2020 (source: WUSA, December 27, 2020)

Through the fiscal period ended September 30, 2021, carjackings continued climbing to historic all-time highs:

•	Minneapolis, MN police report carjackings up more than 222% in 2021 YTD (source: FOX9, May 20, 2021)
•	Indianapolis, IN police report carjackings up more than 82% in 2021 YTD (source: Wish TV, August 9, 2021)
•	Oakland, CA police report carjackings up more than 115% in 2021 YTD (source: OPD, June 2, 2021)
•	Chicago, IL police report carjackings up more than 135% in 2021 YTD (source: Civic Federation, April 1, 2021)
•	New Orleans, LA police report carjackings up more than 120% in 2021 YTD (source: KFLY10, June 14, 2021)
•	Washington, DC police report carjacking up nearly 74% in 2021 YTD (source: Daily News, July 16, 2021)

Competition

SecureTech faces formidable competition in every aspect of its business.  Our company's success or failure will depend largely upon management's ability to develop competitive products and successfully market them to attract enough new customers, enabling us to generate sufficient revenues to become profitable.

SecureTech competes against better-established competitors with more significant financial resources and longer operating histories.  Our competitors’ resources and market presence may give them considerable marketing, purchasing, and negotiating leverage advantages.  Some of our better-known competitors include Viper (www.viper.com), Clifford (www.clifford.com), and OnStar (www.onstar.com). In addition to these known competitors, we are competing with other lesser-known competitors as well as competitors presently not known to us or possibly, not even formed yet.

We believe that our targeted industry is sufficiently large enough that we will be able to compete successfully against our competitors with our existing and future products.  However, it is essential to note that the underlying product technology is constantly evolving and expanding with new competitors continuously innovating better products that could eventually outperform our then-offered products or, worse, possibly render them obsolete.

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

Piranha Blockchain

In 2022, SecureTech intends to expand into advanced cybersecurity and blockchain technologies through its newly formed Piranha Blockchain subsidiaries (collectively, “Piranha”). Through Piranha, SecureTech intends to:

•	Build secure low-cost green energy data centers
•	Offer advanced cybersecurity products to secure and protect client data, identity, and digital assets from theft and ransom
•	Develop blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges

Piranha intends to generate revenue through four potential sources:

•	Individual one-time product sales of cybersecurity hardware and applications
•	Recurring monthly revenue from cybersecurity subscriptions and hosting services
•	Cryptocurrency mining
•	Transaction fees from cryptocurrency exchange trades and conversions into and from fiat currencies

Piranha will pursue growth in this business expansion through a combination of internally developed products and technologies and strategic acquisitions.

Government Regulation

Our products are designed to meet all known existing or proposed governmental regulations. We believe that we currently meet current standards for approvals by government regulatory agencies for our products and services.

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods December 31, 2021 and 2020, nor do we anticipate environmental expenses in the foreseeable future.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe robust product offerings that we continue to upgrade and enhance will keep us competitive. We will seek patent protection on significant technological improvements that we make. We have an ongoing policy of filing patent applications to seek legal protections for our products and technologies’ novel features. Before filing and granting patents, our policy is to disclose critical elements to patent counsel and maintain these features as trade secrets before product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety.

We also file for trade name and trademark protection when appropriate. We are the owner of federally registered trademarks, including SECURETECH INNOVATIONS® and TOP KONTROL®. Additionally, SecureTech has a pending trademark registration application with the USPTO for PIRANHA BLOCKCHAIN.

Our policy is to enter into nondisclosure agreements with each employee, consultant, or third party to whom any of our proprietary information may be disclosed. These agreements prohibit disclosing our confidential information to others during and after employment or working relationships.

Employees

As of December 31, 2021, we had no full-time or part-time employees; we have three non-paid founding executive officers and three commission-based independent sales representatives in our Roseville, Minnesota office.

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

Item 1A.  Risk Factors

An investment in SecureTech’s common stock involves a high degree of risk. An investor should only purchase SecureTech’s securities if they can afford to suffer the loss of their entire investment. Certain factors may have a materially adverse effect on our business, financial condition, and results of operations, including the risk factors described below. You should carefully consider all of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as those risks disclosed in SecureTech’s other public filings, together with the other information contained in this report and SecureTech’s other public filings before making an investment decision regarding SecureTech’s securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that could adversely affect our business, financial condition, and results of operations, perhaps materially. If any of the following risks happen to occur, our business, financial condition, results of operation, and future prospects could be materially and adversely affected. In that event, the trading price of shares of our common stock could decline, and you could lose part or all of your investment. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in those forward-looking statements. For more information regarding forward-looking statements in this Annual Report, please see the Section entitled “Forward-Looking Statements” on Page 4 of this Annual Report on Form 10-K.

Risks Related to the COVID-19 (Coronavirus) Pandemic

The recent COVID-19 (Coronavirus) pandemic has impacted our operations and continues to adversely affect our business operations, financial performance, and results of operations, the extent of which is uncertain and difficult to predict.

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

As a result of the COVID-19 pandemic, including the related responses from various government authorities, our business and operations have been impacted, including our employees being forced to work from home and avoid travel and meeting in public. We cannot predict the degree to, or the period over, which we will continue being affected by the COVID-19 pandemic and resulting governmental and other measures

Our business operations, financial performance, and results of operations could be further adversely affected in several ways, including, but not limited to, the following:

•	reduced consumer demand for our products and adverse effects on the discretionary spending patterns of potential customers, including their general ability to afford our products;

•	further disruptions to our operations, including any additional closures or “lock-down” of our office building, which may affect our ability to develop, market, and sell our products;

•	restricting our ability to train and certify a sufficient number of automobile technicians as Top Kontrol Certified Technicians on how to install and maintain our products;

•	delaying our planned warehouse and production facility in Florida to better facilitate international sales and exports of our products;

•	interruptions to our supply chain and suppliers’ respective businesses;

•	disruptions to our retail partners, including product installation businesses, retailers, wholesalers, distributors, and other third-party participants in retail channels; and

•	increase in the cost or the difficulty of obtaining debt or equity financing could affect our financial condition or our ability to fund operations or future investment opportunities.

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

We were incorporated on March 2, 2017 and have incurred ($455,731) in losses through December 31, 2021. We have not achieved profitability and expect to continue incurring net losses into subsequent fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could adversely affect our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. It may be necessary to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that the cost of maintaining our SEC reporting status will be approximately $175,000 for the fiscal period ending December 31, 2022. As our business grows and develops, our financial statements and our SEC filings will become more complex. Increases in such complexity will likely increase our overall compliance expenses – potentially substantially – which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 30, 2022, which is part of the financial statements that are part of this Annual Report on Form 10-K.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations, and you could lose your entire investment.

We may need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We may need to raise additional funds to achieve growth and fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences, or privileges senior to those of existing stockholders. If adequate funds are not available, or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

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

If we are unable to effectively compete on a continual basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

Risks Related to Our Business

Our products may not achieve market acceptance, thereby reducing the chance for success.

We are only in the early stages of producing and marketing our first-generation Top Kontrol product.  It is unclear whether this product and its features or other unanticipated events may result in general sales that are lower than anticipated. If this happens, it could force us to limit our expenditures on research and development, advertising, and general company requirements for improving and expanding our product and service offerings.  We cannot guarantee consumer demand or interest in our current or future product or service offerings, which could have a material adverse effect on our business, results of operations, and overall financial condition.

If the market chooses to buy our competitors’ products and services, SecureTech may fail.

Although we believe our product offerings will become commercially viable, there is no verification by the marketplace that our products will be accepted by or purchased by customers. If the market chooses to buy our competitors’ products, it may be more difficult, if not impossible, for us to become profitable, which would substantially harm our business and, possibly, cause it to fail.

Consumer trends, seasonal fluctuations, and general global economic conditions and outlook may cause unpredictable operating results.

Our operating results may fluctuate significantly from period to period due to various factors, including purchasing patterns of customers, competitive pricing, and general economic conditions.  There is no assurance that we will be successful in marketing our products or that any revenue from our products' sales will be significant.  Consequently, our revenues may vary significantly by quarter, and our operating results may experience substantial fluctuations making it difficult to value our business and could lead to extreme volatility in our future share price.

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

Presently we have no general liability insurance policy.  While we intend to seek such coverage during the current fiscal year, we can offer no assurances that we will successfully be able to obtain such coverage or, if such coverage is offered to us, that we will be able to afford the annual premiums.  Further, even with general liability coverage, there can be no guarantees that the coverage would fully protect us from legal claims arising from a future lawsuit, which could have a material adverse effect on our results of operations and financial condition.

Our business's success depends heavily on key personnel, particularly Kao Lee, and his business experience and understanding of our industry.  SecureTech would likely fail if we were to lose his services.

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

Our officers and directors currently control an aggregate of approximately 70.6% of our eligible votes in all voting matters. Accordingly, our officers and directors can essentially determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our officers and directors currently control an aggregate of 80,000,000 votes in all voting matters, or approximately 70.6%, of all eligible votes. Accordingly, our officers and directors can essentially determine the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. Our directors' interests may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Our officers and directors may be subject to conflicts of interest.

Our officers and directors have potential conflicts of interest in their dealings with us.  Circumstances under which conflicts of interest include:

•	We have no independent directors, so the Board of Directors is free to establish their own compensation packages without the guidance of a Compensation Committee;

•	Future compensation agreements will not be negotiated at arm’s-length as would typically occur if such agreements were with unaffiliated third parties;

•	Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiation; and

•	Business combinations or the implementation of anti-takeover “poison pill” preventative measures without proper due diligence or consideration.

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

The responsibility of developing our core business, securing the financing we need, both primary and expansion, and fulfilling the reporting requirements of a public company all fall upon our officers and directors. As of January 1, 2022, our officers and directors devote the following amount of their overall business time to our business:

Officer/Director	Percentage of Overall Business Time Devoted to SecureTech’s Business

Kao Lee President, CEO, and Director	100%
Anthony Vang Treasurer, Secretary, and Director	50%
Abdikarim H. Farah Vice President	25%

It is also important to consider that none of our officers or directors are presently under any employment agreements with any of their business interests, including our business.  If they were to enter into such an agreement with an outside business interest, they could be forced to resign from our business or devote even less time to our business interests than they presently do.

If any of our officers or directors are unable to fulfill any aspect of their duties or they decide to start spending more time on their competing business interests, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business.

We depend on contract manufacturers who may not have adequate capacity to fulfill our needs or meet our quality and delivery objectives and timetables.

We do not own our production lines or manufacturing facilities.  We manufacture our products through third-party contract manufacturers.

Our current reliance on these third-party contract manufacturers involves significant risks, including reduced control over quality and logistics management, the potential lack of adequate capacity, and the discontinuance of the contractors’ assembly processes. Potential financial instability at our contract manufacturers could result in us needing to find new suppliers, potentially increasing our costs and delaying our product and installation deliveries. Our contractor manufacturers could also choose to discontinue contracting to build our products for any variety of reasons, with or without cause. Consequently, we may experience delays in the timeliness, quality, and adequacy in product and installation deliveries, any of which could have a material adverse effect on our business, results of operations, and overall financial condition.

We incur significant additional expenses and management’s time relating to SEC reporting obligations and SEC compliance requirements, and our management has no experience in such matters.

Our officers and directors are responsible for managing us, including complying with our SEC reporting obligations, maintaining disclosure controls and procedures, and preserving internal control over financial reporting. These public reporting requirements and controls are constantly changing and sometimes require us to obtain outside assistance from legal, accounting, or other compliance professionals, which may substantially increase our costs of remaining compliant with these reporting requirements. Should we fail to comply with these reporting requirements and internal controls and procedures, we may be subjected to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, both of which will increase our costs and negatively affect our potential profitability and our ability to conduct our business.

Because we do not have an audit or compensation committee, shareholders will have to rely on our board of directors, which is not independent, to perform these functions.

We do not have an audit or compensation committee or board of directors that is composed of independent directors. Our officers and directors perform the functions of these traditional corporate committees. Because none of our directors are deemed independent, there is a potential conflict between their and/or our interests and our shareholders’ interests since the above will participate in discussions concerning management compensation and audit issues that may affect management decisions. Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Purchasing shares in SecureTech is speculative in nature and involves significant risks. Our shares should not be purchased by any person who cannot afford the loss of their entire investment. SecureTech’s business plan and objectives are also speculative, and we may not achieve those objectives successfully. Shareholders in SecureTech may be unable to realize a substantial return on their investment or any return whatsoever and may lose their entire investment. For this reason, each prospective investor should read this Annual Report on Form 10-K and all of its exhibits carefully and consult with their attorney, business advisor, and/or investment advisor.

Even though we have a ticker symbol on the OTC Pink Tier of the OTC Markets Group, Inc., no market for our shares of common stock has developed, and it is possible that a market may never develop, which would render investors’ investment illiquid. In the event a market may develop in the future, such future market prices for our shares may be volatile.

Our common stock was assigned the trading symbol “SCTH” on the OTC Pink Tier of the OTC Markets Group, Inc. on March 30, 2021, but a market has not developed. As of March 30, 2022, not a single share of our common stock has traded on the OTC Pink Tier of the OTC Market Group, Inc. We can offer no assurances that a market will ever develop for shares of our common stock.

Further, in the event a market may develop for shares of our common stock, the market price for our shares may be highly volatile and subject to wide fluctuations in response to various factors, including the following:

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

Moreover, the OTC Pink Tier of the OTC Market Group, Inc. (“OTC Pink”) marketplace is not a recognized stock exchange. Trading of securities on the OTC Pink is often more sporadic and volatile than trading securities listed on a quotation system such as NASDAQ or a stock exchange such as NYSE. We can offer no assurances that shares of our common stock will ever obtain a listing on a recognized stock exchange such as OTCQB, OTCQX, NASDAQ, or NYSE.

In the event a market never develops, your investment in our common stock would remain very illiquid, and you may not be able to get your original investment returned, much less realize a profit.

We do not intend to pay any dividends on our common stock. Therefore, there are limited ways to profit from an investment in SecureTech Innovations, Inc.

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

We have certain anti-takeover provisions and may issue additional securities, including common and preferred shares, without shareholder consent which may make it difficult, if not impossible, to replace or remove our current management, and could also result in significant dilution to existing investments in our common stock.

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

It is important to note that as of March 30, 2022, we could issue up to an additional 386,663,700 shares of common stock without shareholder consent.

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to sell shares of our common stock and/or cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is presently deemed a “penny stock.” The continued application of the “penny stock” rules to our common stock could continue to restrict trading and liquidity in our common stock, adversely affect the market price of our common stock, or cause an increase in the transaction costs related to our common stock.

Sales of our common stock under Rule 144 could reduce our stock price.

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

As of March 30, 2022, we had 111,636,300 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	24,808,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•	80,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	6,828,300 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

In addition to the preceding, there are 1,317,900 outstanding warrants to purchase shares of our common stock. These warrants have exercise prices ranging from $0.30 to $0.50 a share and expire between March 31, 2022, and December 31, 2022. Holders of these warrants can exercise them at any time of their choosing. Presently, these warrants would convert into additional shares of common stock subjected to the restrictions under Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

We are classified as an “emerging growth company” as well as a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that apply to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges, and the Nasdaq Stock Market, because of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Further, we do not currently have independent audit or compensation committees. As a result, our Board of Directors has the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters, and investors may be reluctant to provide us with funds necessary to expand our operations.

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files periodic reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we remain a penny stock, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect, which could result in potential litigation or regulatory actions taken against us.

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

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the ultimate outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to our business. We currently are not a party to any claim or litigation.

Item 4.  Mine Safety Disclosures

Not applicable.

[This space intentionally left blank]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Our common stock was assigned the trading symbol “SCTH” on the OTC Pink Tier of the OTC Market Group, Inc. on March 30, 2021. As of March 30, 2022, a market has not developed for our common stock. We can offer no assurances that a market will ever develop for shares of our common stock. Our common stock's most recent quoted bid price was $1.20 a share on March 30, 2022.

Holders of Record

As of March 30, 2022, we had 111,636,300 shares of our common stock issued and outstanding held by approximately 102 stockholders of record.

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

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted Rule 15g-9, which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives a written agreement to the transaction from the investor, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information, investment experience, and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, before any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is presently deemed a “penny stock.”  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase in the transaction costs related to our common stock.

Common Stock

Our Articles of Incorporation, as amended, authorizes us to issue up to 500,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities. There are no conversion rights, redemption, or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences, and privileges of the holders of our common stock are subject to and may be adversely affected by the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of March 30, 2022, we had 111,636,300 shares of common stock issued and outstanding.

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

As of March 30, 2022, we had -0- shares of preferred stock issued or outstanding.

Share Purchase Warrants

As of March 30, 2022, we had the following share purchase warrants issued and outstanding.  The following table includes each warrant’s exercise price and expiration date:

Exercise Price	Number Outstanding	Expiration Date

$0.30	439,300	March 31, 2022
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,317,900

Warrant holders have no voting rights, no liquidation preference, and no dividends will be declared on the warrants.

Options

We have not issued and do not have any outstanding options to purchase shares of our stock.

Convertible Securities

As of December 31, 2021, and March 30, 2022, we had no convertible or derivative securities issued or outstanding.

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

As of March 30, 2022, we had 111,636,300 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	24,808,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•	80,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	6,828,300 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

In addition to the preceding, there are 1,317,900 outstanding warrants to purchase shares of our common stock. These warrants have exercise prices ranging from $0.30 to $0.50 a share and expire between March 31, 2022, and December 31, 2022. Holders of these warrants can exercise them at any time of their choosing. Presently, these warrants would convert into additional shares of common stock subjected to the restrictions under Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 30, 2022, we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globex Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since inception on March 2, 2017 through March 30, 2022.

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

Between December 8, 2017 and February 7, 2018, we issued an aggregate of 13,703,000 shares of common stock, $0.001 par value, to 47 investors in exchange for an aggregate of $411,090, or $0.03 a share, in cash.  The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On October 19, 2018, we mutually rescinded two outstanding consulting agreements with Taurus Financial Partners, LLC (“Taurus”) and Atlas Management, Ltd. (“Atlas”).  Pursuant to the associated Mutual Termination and Release of Liability Agreements signed by all parties, Taurus and Atlas returned 7,500,000 and 10,000,000 shares of our common stock, respectively.  SecureTech’s Board of Directors subsequently canceled these shares.

On March 9, 2019, we mutually rescinded an outstanding consulting agreement with Seaside Advisors, LLC (“Seaside”).  Pursuant to the associated Mutual Termination and Release of Liability Agreement signed by all parties, Seaside returned 2,500,000 shares of our common stock.  SecureTech’s Board of Directors subsequently canceled these shares.

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

Between April 14, 2021 and August 20, 2021, we issued an aggregate of 889,000 shares of common stock, $0.001 par value, to 37 investors in exchange for an aggregate of $222,250, or $0.25 a share, in cash. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On September 28, 2021, SecureTech canceled an aggregate of 58,000,000 shares of its common stock.

On December 31, 2021, a Warrant holder exercised 5,000 of his $0.20 Stock Purchase Warrants into 5,000 shares of SecureTech’s common stock. For this warrant exercise, the Warrant holder paid $1,000, or $0.20 a share.

On December 31, 2021, 434,300 outstanding $0.20 Stock Purchase Warrants expired unexercised.

On February 17, 2022, SecureTech canceled an aggregate of 1,700,000 shares of its common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2021, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes, and other information that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to a variety of factors, including without limitations those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Form 10-K. Additionally, you should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech’s products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world’s only anti-theft and anti-carjacking automobile security and safety system. Under its wholly-owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

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

As of December 31, 2021, we had incurred ($455,731) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue incurring net losses into subsequent fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

To become profitable and competitive, we must successfully sell our current product, Top Kontrol, and continue innovating and developing new products, technologies, and services that the marketplace will accept.  We anticipate relying on equity sales of our common stock to continue to fund our business operations until we can generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financings to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds in the future.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the fiscal years ended December 31, 2021 and 2020.

	Fiscal Year Ended December 31,
	2021	2020
Sales	$31,713	$20,266
Cost of goods sold	(5,882)	(5,882)
Gross profit	14,384	14,384
Operating expenses	(78,825)	(78,825)
Loss from operations	(64,441)	(64,441)
Net loss	$(64,441)	$(64,441)

Sales

Sales for the fiscal years ended December 31, 2021 were $31,713, compared to $20,266 for the same period of 2020.  This $11,447, or 56.5%, increase in sales is the result of having Top Kontrol available for purchase for the entire fiscal year. All sales were attributable to Top Kontrol.

The ongoing COVID-19 pandemic negatively impacted our early Top Kontrol sales efforts.  In particular, we have encountered numerous delays in attracting sales personnel and automotive technicians into our training and certification program.  We cannot predict with any certainty how long this pandemic will continue to hamper our Top Kontrol sales and training expansion efforts.

Because we did not begin marketing and selling Top Kontrol until after this pandemic began, we have no historical perspective to quantify or speculate on the extent to which COVID-19 affects our overall sales and financial condition.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters.  Cost of goods sold for the fiscal year ended December 31, 2021 was $8,915, compared to $5,882 for the same period of 2020. This $3,033, or 51.6%, increase in cost of goods sold is the result of increased sales of Top Kontrol units. As a percentage of overall sales, cost of goods sold was 28.1% and 29.0% during the fiscal years ended December 31, 2021 and 2020, respectively.

Gross Profit

Gross profit for the fiscal year ended December 31, 2021 was $22,798, compared to $14,384 for the same period of 2020.  This $8,414, or 58.5%, increase in gross profits is the result of increased sales of Top Kontrol units. Our gross profit margin was 71.9% and 71.0% during the fiscal years ended December 31, 2021 and 2020, respectively.

Operating Expenses

	Fiscal Year Ended December 31,
	2021	2020
Operating expenses:
General and administrative	$124,267	$78,395
Research and development	7,245	430
Operating expenses	$131,511	$78,825

Our operating expenses consisted of two components: general and administrative expenses and research and development expenses.  Total operating expenses were $131,511 for the fiscal year ended December 31, 2021, compared to $78,825 for the same period of 2020, representing an increase in operating expenses of $52,686, or 66.8%, during the fiscal year ended December 31, 2021.

General and administrative expenses consisted of selling, general and administrative expenses, legal and accounting expenses, and regulatory compliance expenses.  During the fiscal year ended December 31, 2021 our general and administrative expenses were $124,267, compared to $78,395 for the same period of 2020, representing an increase of $45,872, or 58.2%.  The increase in general and administrative expenses is the result of higher accounting and regulatory compliance expenses and increased marketing expenses related to selling Top Kontrol.

Research and development expenses are expenses related to the development and certification of our products.  During the fiscal year ended December 31, 2021 our research and development expenses were $7,245, which were attributable to early work on our second-generation Top Kontrol product. Our research and development expenses for the same period of 2020 were $430, which were attributable to a new product line that has temporarily halted while we focus on making improvements to our Top Kontrol product line.  The result was an increase in research and development expenses of $6,815, or 1,438.4%.  Research and development expenses will continue to vary considerably into the foreseeable future.

Loss From Operations

As a result of the preceding, our loss from operations was ($108,713) during the fiscal year ended December 31, 2021, compared with ($64,441) for the same period of 2020.  This $44,272, or 68.7%, increase in our loss from operations is the result of a significant increase in our overall operating expenses.

Net Loss

As a result of the preceding, our net loss was ($108,713) during the fiscal year ended December 31, 2021, compared with ($64,441) for the same period of 2020.  This $44,272, or 68.7%, increase in our net loss is the result of a significant increase in our overall operating expenses.

Total Stockholders’ Equity.

Our stockholders’ equity was $250,504 as of December 31, 2021.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to generate sales, produce inventory, and expenditures related to sales, regulatory compliance, and general corporate purposes.  We intend to meet our liquidity demands, including capital expenditures related to the manufacture of inventory and the expansion of our business, primarily through cash flow provided by operations and sales of our securities.

We rely primarily on internally generated cash flow and available working capital to support operations and growth.  As of December 31, 2021, we did not have any credit facilities.  Although we believe that our current cash and anticipated cash receipts from Top Kontrol sales will be sufficient to meet our planned working capital requirements and capital expenditures over the next 12 months, we are always exploring additional sources of new capital.  Without limiting our available options, future financings will most likely be through the sale of additional shares of our common stock.  We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

We had net working capital of $250,504 as of December 31, 2021, an increase of $114,537, or 84.2%, from net working capital of $135,967 as of December 31, 2020.  The ratio of current assets to current liabilities was 73-to-1 on December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended December 31, 2021 and 2020:

	Fiscal Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	($99,028)	($109,159)
Financing activities	$223,250	$65,894

Net cash used in operating activities during the fiscal year ended December 31, 2021 was ($99,028), a decrease of ($10,031), or (9.2%), from cash used in operating activities of ($109,059) during the same period of 2020.  The decrease in cash used in operating activities was primarily attributable to a decrease in inventories of ($9,018).

Net cash provided by financing activities during the fiscal year ended December 31, 2021 was $223,250, compared to $65,894 for the same period of 2020.  This $157,356, or 238.8%, increase in cash inflow from financing activities was from selling additional shares of our common stock in a private placement offering.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic causing the U.S. government to impose travel restrictions between the United States, Europe, and many other countries worldwide, which have subsequently cycled between being lifted, reimposed, and modified on an ongoing basis. As of December 31, 2021, the COVID-19 panic continues to negatively affect the global economy, significantly disrupt global supply chains, and create major financial and retail marketplace disruptions.

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business, particularly relating to sales of Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent that this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil through the fiscal year ending December 31, 2022, while many businesses continue to operate at diminished capacities and the global supply chain remains fractured. Many market experts believe businesses will continue to experience adverse effects and supply chain disruptions from the COVID-19 pandemic into the fiscal year ending December 31, 2023.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 30, 2022, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of December 31, 2021, we had no off-balance sheet activities or operations.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements of SecureTech have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities depends on future events, the preparation of financial statements for a period necessarily involves the use of estimates made using careful judgment.  Actual results may vary from these estimates.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2021 and 2020, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2021 and 2020.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Table of ContentsIndex to Financial Statements

Item 8.  Financial Statements and Supplementary Data

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Table of ContentsIndex to Financial Statements

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due to a continual net loss, stockholders’ deficiency, and negative cash flow from operations. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure ongoing concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 30, 2022

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2021	2020
Current assets:
Cash and equivalents	$214,026	$89,804
Inventories	39,975	48,993
Total current assets	254,001	138,797

Total assets:	$254,001	$138,797

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	1,160	1,335
Sales tax payable	2,337	1,495
Total current liabilities	$3,497	2,830

Total liabilities	$3,497	$2,830

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 113,336,300 and 170,442,300 shares issued and outstanding, respectively	113,336	170,442
Additional paid-in capital	592,899	312,543
Accumulated deficit	(455,731)	(347,018)

Total stockholders’ equity	$250,504	$135,967

Total liabilities and stockholders’ equity	$254,001	$138,797

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2021	2020

Revenues:
Sales	$31,713	$20,266
Cost of goods sold	8,915	5,882
Gross profit	22,798	14,384

Expenses:
General and administrative	$124,267	$78,395
Research and development	7,245	430
Total operating expenses	131,511	78,825

(Loss) from operations	(108,713)	(64,441)

Provision for income taxes	—	—

Net (loss)	$(108,713)	$(64,441)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	156,034,210	170,283,274

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2019 to December 31, 2021

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	170,003,000	$170,003	$247,088	($282,577)	$134,514
Issuance of common shares for cash	439,300	439	65,455	—	65,894
Net loss	—	—	—	(64,441)	(64,441)
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Issuance of common shares for cash	889,000	889	221,361	—	222,250
Exercise of $0.20 warrants into common shares	5,000	5	995	—	1,000
Cancellation of common shares	(58,000,000)	(58,000)	58,000	—	—
Net loss	—	—	—	(108,713)	(108,713)
Balance, December 31, 2021	113,336,300	$113,336	$592,899	($455,731)	$250,504

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(108,713)	$(64,441)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in inventories	9,018	(48,993)
(Increase) decrease in other current assets	—	1,545
Increase (decrease) in accounts payable	(175)	1,235
Increase (decrease) in sales tax payable	842	1,495

Net cash used in operating activities	(99,028)	(109,159)

Cash flows from financing activities:
Issuance of common stock for cash	222,250	65,894
Exercise of $0.20 warrants into common shares for cash	1,000	—

Net cash provided by financing activities	223,250	65,894

Net increase (decrease) in cash	124,222	(43,265)

Cash – beginning of period	89,804	133,069

Cash – end of period	$214,026	$89,804

Non-cash financing activities:
Share cancellation	$58,000	$—

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc.  The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc. On November 19, 2021 and November 25, 2021, SecureTech incorporated wholly-owned subsidiaries Piranha Blockchain, Inc. under the laws of the State of Wyoming and Piranha Blockchain, Ltd. under the International Business Company (IBC) laws of Anguilla, British West Indies, respectively (collectively, “Piranha”).

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech’s products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world’s only anti-theft and anti-carjacking automobile security and safety system. Under its wholly-owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic causing the U.S. government to impose travel restrictions between the United States, Europe, and many other countries worldwide, which have subsequently cycled between being lifted, reimposed, and modified on an ongoing basis. As of December 31, 2021, the COVID-19 panic continues to negatively affect the global economy, significantly disrupt global supply chains, and create major financial and retail marketplace disruptions.

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts.  While we believe this pandemic has had a material impact on our business, particularly relating to sales of Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent that this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil through the fiscal year ending December 31, 2022, while many businesses continue to operate at diminished capacities and the global supply chain remains fractured. Many market experts believe businesses will continue to experience adverse effects and supply chain disruptions from the COVID-19 pandemic into the fiscal year ending December 31, 2023.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2021 and 2020.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities depends on future

Table of ContentsIndex to Financial Statements

events, the preparation of financial statements for a period necessarily involves the use of estimates made using careful judgment.  Actual results may vary from these estimates.

The worldwide spread of COVID-19 continues to negatively impact global economic activity, and it is likely to continue disrupting supply chains, sales channels, marketing activities, and general business operations until the disease is contained at local, regional, and worldwide levels. At this point, the extent to which COVID-19 may impact our financial condition or results of operations remains uncertain. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments, or adjust the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and is recognized in the financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to our financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2021 and 2020, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2021 and 2020.

Table of ContentsIndex to Financial Statements

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

The Company’s primary source of revenue is from the sale of our Top Kontrol product.  We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by the Company.  This class is provided free of charge. Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty. Top Kontrol’s warranty allows the Company to repair or replace any defective Top Kontrol parts – in either materials or workmanship – for up to six months from the original date of purchase.

Because of this professional installation requirement, the Company sells its products to and through Authorized Dealers and independent Certified Top Kontrol Technicians.  When the Company sells directly to the end-user, product installation must be performed by authorized Company personnel or a third-party Certified Top Kontrol Technician to avoid voiding the Top Kontrol limited liability warranty.

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

Revenue Recognition; Concentration

As of December 31, 2021, the Company had three customers that each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these three customers represented 39.9% of the Company’s revenue for the fiscal year ended December 31, 2021.

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

Table of ContentsIndex to Financial Statements

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries in December 31, 2021:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%

Fiscal Year

The Company elected December 31st for its fiscal year-end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal year ended December 31, 2021, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception.  Further, as of December 31, 2021, the Company had an accumulated deficit of ($455,731).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.  The following table summarizes the Company’s inventories as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Inventories:
Raw materials and work-in-progress	$1,955	$1,971
Finished goods	38,020	47,022
Gross inventories	39,975	48,993
Inventory valuation reserves	—	—
Inventories, net	$39,975	$48,993

Table of ContentsIndex to Financial Statements

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 were as follows, assuming a 21% effective tax rate:

	For the fiscal year ended December 31,
	2021	2020
Current tax provision:
Federal
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred tax provision:
Federal
Loss carryforwards	$95,704	$72,874
Change in valuation allowance	(95,704)	(72,874)

Total deferred tax provision	$—	$—

As of December 31, 2021, the Company had approximately $455,732 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2041.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2021, because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 50,000,000 shares of preferred stock, $0.001 par value.  The Company’s Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and sinking fund terms.

As of December 31, 2021, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

2021 Issuances

During the fiscal period ended December 31, 2021, the Company sold 889,000 shares of its common stock, $0.001 par value, at a purchase price of $0.25 per Share through a Regulation D, Rule 506 offering of its common shares (“Series C Private Placement Offering”). The Series C Private Placement Offering was closed on September 30, 2021.

During the fiscal period ended December 31, 2021, a Warrant holder exercised 5,000 of his $0.20 Stock Purchase Warrants into 5,000 shares of the Company’s common stock. For this warrant exercise, the Warrant holder paid $1,000, or $0.20 a share. The remaining 434,300 outstanding $0.20 Stock Purchase Warrants subsequently expired unexercised on December 31, 2021.

Table of ContentsIndex to Financial Statements

2021 Cancellations

During the fiscal period ended December 31, 2021, the Company canceled an aggregate of 58,000,000 shares of its common stock. Management continues to explore additional possibilities to cancel and retire shares with the overall goal of reducing the number of issued and outstanding shares of common stock.

As of December 31, 2021, the Company had 113,336,300 shares of common stock issued and outstanding.

NOTE 6 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2021.

Exercise Price	Number Outstanding	Expiration Date

$0.30	439,300	March 31, 2021
$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	1,317,900

Warrant Issuances, Exercises, and Expirations

During the fiscal year ended December 31, 2020, the Company undertook a private placement of its securities through a private placement Unit offering. Each Unit included one share of the Company’s common stock and four stock purchase warrants with incremental exercise prices and expiration dates. An aggregate of 1,757,200 stock purchase warrants were issued under this offering, which was closed on June 30, 2020.

The warrants were valued using the Black-Scholes model with a 53.0% volatility rate and discount rates ranging from 0.16% - 0.21% for a total fair value of $19,257.

A summary of the warrant activity for the fiscal year ended December 31, 2021, is as follows:

Warrant Activity	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding on January 1, 2021	1,757,200	$0.35	0.7	$966,460
Issued	—	$—	—	$—
Exercised	(5,000)	$0.20	—	$3,500
Expired	(434,300)	$0.20	—	$304,010
Outstanding on December 31, 2021	1,317,900

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.90 (based on the bid price quoted on the OTC Pink Tier of the OTC Market Group, Inc.) as of December 31, 2020, which the warrant holders would have received had those warrant holders exercised their warrants as of that date.

Table of ContentsIndex to Financial Statements

NOTE 7 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

On March 2, 2017, the Company issued an aggregate of 175,000,000 shares of its common stock, $0.001 par value, as Founder’s Shares with $-0- value.

Of these Founder’s Shares, 80,000,000 were issued to the Company’s officers, 75,000,000 to an entity controlled by one of the Company’s directors, and 20,000,000 to outside consultants who assisted with the Company’s formation and early organization.

NOTE 8 – CONTINGENCY/LEGAL

As of December 31, 2021, and during the past ten years, no director, person nominated to become a director or executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the ultimate outcome cannot be predicted.  Any adverse result in these or other legal matters could arise and cause harm to our business. We currently are not a party to any claim or litigation.

NOTE 9 – SUBSEQUENT EVENTS

Common Share Cancellation

On February 17, 2022, the Company canceled an aggregate of 1,700,000 shares of its common stock.

As of March 30, 2022, the Company had 111,636,300 shares of its common stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period that required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of SecureTech’s management, our Principle Executive Office and Principle Financial Officer have concluded that SecureTech’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by SecureTech in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated SecureTech’s management, including our Principle Executive Office and Principle Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

SecureTech’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management assessed the effectiveness of SecureTech’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an audit report on internal control over financial reporting by SecureTech’s registered public accounting firm. SecureTech’s internal control over financial reporting was not subject to audit by its registered public accounting firm pursuant to the SEC’s Exchange Act Rule 12b-2 that permits SecureTech to provide only management’s assessment report for the year ended December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in SecureTech’s internal control over financial reporting which occurred during the fiscal period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations of Internal Control

Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that SecureTech’s internal controls will prevent or detect all errors and all fraud. No matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the control system's objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of internal controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Kao Lee	52	President, Chief Executive Officer, and Director
Anthony Vang	50	Treasurer, Secretary, and Director
Abdikarim H. Farah	51	Vice President

Kao Lee is a co-founder and has served as our President, Chief Executive Officer, and member of our Board of Directors since our inception in March 2017.  Until 2021, Mr. Lee concurrently served as the President and Chief Executive Officer of Shongkawh, LLC (since its inception in 2009 through 2021), a research and development firm focused on personal and automobile security and safety devices and technologies.  At Shongkawh, Mr. Lee’s responsibilities included directing technological development, overseeing product marketing and promotion phases, and facilitating international relationships with technology buyers, particularly in Asia and Europe. Now he focuses exclusively on SecureTech’s business.

Mr. Lee is not currently an officer or director of any other reporting company and presently devotes 100%, or 40 to 45 hours per week, of his business time to our affairs.

Anthony Vang is a co-founder and has served as our Treasurer, Secretary, and member of our Board of Directors since our inception in March 2017.  Mr. Vang concurrently serves as a Director of Shongkawh, LLC (since its inception in 2009), a research and development firm focused on personal and automobile security and safety devices and technologies.

Before co-founding SecureTech and Shongkawh, Mr. Vang served as a Director of Evergreen Home Healthcare Company from 2005 through 2009.  At Evergreen, he assisted with obtaining regulatory licenses, procuring new business and contracts, and overseeing the company's general management.

Mr. Vang is not currently an officer or director of any other reporting company. He intends to devote approximately 50%, or 20 to 25 hours per week, of his business time to our affairs.

Abdikarim H. Farah has served as a Vice President since our inception in March 2017.  Mr. Farah concurrently is a Senior Representative at African Resource Group, Inc., a position he has held since 2015.

Before joining African Resource Group and SecureTech, Mr. Farah founded Addan & Associates, LLC in 2005, a Minnesota-based consulting firm that mentors and coaches both businesses and individuals in sales and marketing strategies.  Mr. Farah continues to provide these consulting services through Addan & Associates.

In addition to the preceding, Mr. Farah has worked in the health care field as a Senior Pharmacy Tech at Walgreens Pharmacy between 1997 and 2000.  He also worked at the Minnesota General Hospital Hennepin County Medical Center pharmacy department between 1999 and 2014 as a Senior Pharmacy Technician and Customer Representative.

Mr. Farah is not currently an officer or director of any other reporting company. He intends to devote approximately 25%, or 5 to 10 hours per week, of his business time to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until our shareholders' next annual general meeting or until removed from office in accordance with our Bylaws. Our Board of Directors appoints our officers who hold office until removed by the Board.

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party to any legal proceedings during the past ten (10) years that may interfere with their ability or integrity to serve as an officer or director of SecureTech.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that such committees would have performed are currently performed by our Board of Directors. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, including their own personal compensation package and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our officers and directors.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by SecureTech.  These risks include financial, technological, competitive, and operational risks.  The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  Additionally, since SecureTech does not have an Audit Committee, the Board of Directors is also responsible for assessing and overseeing SecureTech’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires SecureTech’s executive officers, directors, and persons who own more than 10% of a registered class of SecureTech's equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of SecureTech on Form(s) 3, 4, and 5, respectively. Executive officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish SecureTech with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2021, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2021 and 2020. No cash compensation was paid to any of our officers between inception on March 2, 2017 and December 31, 2021.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Kao Lee, President,CEO, and Director (1)	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Anthony Vang, Treasurer, Secretary, and Director (2)	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Abdikarim Farah, Vice President (3)	2021 2020	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2021 and 2020. No cash compensation was paid to any of our directors between inception on March 2, 2017 and December 31, 2021.

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

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of the date of this Annual Report, we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

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

Officer Compensation

We began paying our offices a cash salary on January 1, 2022. Kao Lee now receives a base cash salary of $52,000 annually and Anthony Vang receives a base cash salary of $26,000 annually.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  However, we may reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2022, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise noted, each shareholder's mailing address is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

Officers and Directors
Kao Lee, President, CEO, and Director	69,000,000	61.8%
Anthony Vang, Treasurer, Secretary, and Director	10,000,000	9.0%
Abdikarim Farah, Vice President	1,000,000	0.9%
All officers and directors as a group (3 persons)	80,000,000	71.7%

Five Percent Stockholders
None	-	-

(1)Based on 111,636,300 shares issued and outstanding as of March 30, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any plans during the fiscal year ending December 31, 2022.

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

Under the Licensing Agreement terms, ShongKawh is to receive a royalty of 2% of all products manufactured under this patent, including our Top Kontrol product.  The 2% royalty is based on SecureTech’s selling price of any products utilizing this patent, which would typically be the wholesale price we offer to distributors.  Royalties are to accrue and be paid in quarterly calendar payments.

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

Further, Article X of our bylaws contains provisions that allow SecureTech to indemnify its officers, directors, employees, and agents.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the directors, officers, and controlling persons of the registrant pursuant to the preceding provisions, or otherwise, the registrant has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by the small business issuer of expenses incurred or paid by a director, officer, or controlling person of the small business issuer in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling the registrant pursuant to the preceding provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

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

	For the Fiscal Year Ended December 31,
	2021	2020

Audit Fees	$21,200	$15,700
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$21,200	$15,700

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services customarily provided by the principal accountants in connection with statutory and regulatory filings or engagements.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors and the limited financial resources and minimal operations of SecureTech, our Board acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

Before engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. The Board of Directors approved all of the services described above per this procedure.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Annual Report:

(1)Financial Statements

The financial statements required to be filed as part of this report are included in Item 8 of Part II of this Annual Report.

(2)Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements and notes thereto or that they are not required or are not applicable.

(3)Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
4.1	Description of Securities	X
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
21.1	List of Subsidiaries	X
31.1	Certification of Kao Lee, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification of Kao Lee, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Item 16.  Form 10-K Summary

Not applicable.

[This space intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 30th day of March, 2022.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2022:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director