Form 10-Q
period 2022-03-31
Securetech Innovations, Inc.
filed 2022-04-25
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55927

Securetech Innovations, Inc.

 (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization)	82-0972782 (I.R.S. Employer Identification Number)

            2355 Highway 36 West , Suite 400, Roseville, MN 55113

 (Address of principal executive offices)

                                    Tel: (651) 317-8990

 (Registrant's telephone number, including area code)

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of April 25, 2022, was 111,636,300.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements4

CONSOLIDATED BALANCE SHEETS4

CONSOLIDATED STATEMENTS OF OPERATIONS5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY6

CONSOLIDATED STATEMENTS OF CASH FLOWS7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations14

Item 3. Quantitative and Qualitative Disclosures About Market Risk23

Item 4. Controls and Procedures23

PART II – OTHER INFORMATION

Item 1. Legal Proceedings24

Item 1A. Risk Factors24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds24

Item 3. Default Upon Senior Securities24

Item 4. Mine Safety Disclosures24

Item 5. Other Information24

Item 6. Exhibits24

SIGNATURES26

Forward-Looking Statements

This report contains "forward-looking statements," as such term is used within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our liquidity, expectations regarding the impact of the COVID-19 (Coronavirus) worldwide pandemic on our business, overall sales results, expectations regarding the length of pandemic's business disruption. Forward-looking statements can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We caution you, therefore, against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in any forward-looking statements include the failure to receive material orders, our ability to successfully market and sell the products we develop, the effects of the COVID-19 pandemic, including general and overall levels of consumer, business, and economic confidence, the duration of the COVID-19 pandemic and its general severity, the pace of recovery following the COVID-19 pandemic, the effects on our supply chains, potential import and export tariffs or other restrictions that may be placed on our products by governments and regulatory agencies, and possible pricing pressure from market competition. Further information on our risk factors is contained in our filings with the SEC, including our Form 10-K for the fiscal year ended December 31, 2021. Any forward-looking statement made by us speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

As used in this Quarterly Report, the terms "we," "us," "our," "SecureTech," "Registrant," and "Issuer" mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2022 (unaudited)	December 31, 2021
Current assets:
Cash and equivalents	$164,720	$214,026
Inventories	37,353	39,975
Total current assets	202,073	254,001

Total assets:	$202,073	$254,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$365	$1,160
Credit cards payable	8,027	—
Taxes payable	2,690	2,337
Total current liabilities	11,082	3,497

Total liabilities	11,082	3,497

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,636,300 and 113,336,300 shares issued and outstanding, respectively	111,636	113,336
Additional paid-in capital	594,599	592,899
Accumulated deficit	(515,244)	(455,731)

Total stockholders' equity	190,991	250,504

Total liabilities and stockholders' equity	$202,073	$254,001

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2022	2021

Revenues:
Sales	$9,350	$11,050
Cost of goods sold	2,622	2,972
Gross profit	6,728	8,078

Operating expenses:
General and administrative	$62,591	17,475
Research and development	3,650	—
Total operating expenses	66,241	17,475

(Loss) from operations	(59,513)	(9,397)

Provision for income taxes	—	—

Net (loss)	$(59,513)	$(9,397)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	112,486,300	170,442,300

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the period from December 31, 2020 to March 31, 2022

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Issuance of common shares for cash	889,000	889	221,361	—	222,250
Exercise of $0.20 warrants into common shares	5,000	5	995	—	1,000
Cancellation of common shares	(58,000,000)	(58,000)	58,000	—	—
Net loss	—	—	—	(108,713)	(108,713)
Balance, December 31, 2021	113,336,300	$113,336	$592,899	($455,731)	$250,504
Cancellation of common shares	(1,700,000)	(1,700)	1,700	—	—
Net loss	—	—	—	(59,513)	(59,513)
Balance, March 31, 2022	111,636,300	$111,636	$594,599	($515,244)	$190,991

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(59,513)	$(9,397)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in inventories	2,622	2,972
Increase (decrease) in accounts payable	(795)	(116)
Increase (decrease) in credit cards payable	8,027	—
Increase (decrease) in taxes payable	353	(679)

Net cash used in operating activities	(49,306)	(7,220)

Net increase (decrease) in cash	(49,306)	(7,220)

Cash – beginning of period	214,026	89,804

Cash – end of period	$164,720	$82,584

Non-cash financing activities:
Cancellation of common shares	$1,700	$—

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. ("Company" or "SecureTech") was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc. The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc. On November 19, 2021 and November 25, 2021, SecureTech incorporated wholly-owned subsidiaries Piranha Blockchain, Inc. under the laws of the State of Wyoming and Piranha Blockchain, Ltd. under the International Business Company (IBC) laws of Anguilla, British West Indies, respectively (collectively, "Piranha").

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech's products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world's only anti-theft and anti-carjacking automobile security and safety system. Under its wholly-owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

Unaudited Interim Financial Information

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 2021, has been derived from audited financial statements.

Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, filed with the Company's Annual Report on Form 10-K with the Securities and Exchange Commission on March 30, 2022.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic causing the U.S. government to impose travel restrictions between the United States, Europe, and many other countries worldwide, which have subsequently cycled between being lifted, reimposed, and modified on an ongoing basis. As of March 31, 2022, the COVID-19 situation continues to negatively affect the global economy, significantly disrupt global supply chains, and create major financial and retail marketplace disruptions.

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts. While we believe this pandemic has had a material impact on our business, particularly relating to sales of Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent to which this pandemic may have impacted the following areas of our business:

•	Raw material and component supply chains
•	Product sales
•	Training and educating prospective Top Kontrol Certified Technicians
•	Marketing and advertising efficiencies

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil through the fiscal year ending December 31, 2022, while many businesses continue to operate at diminished capacities and the global supply chain remains fractured. Even though medical experts have a growing consensus that the pandemic is becoming more of an endemic, many market experts still believe businesses will continue to experience adverse effects and supply chain disruptions resulting from the prolonged COVID-19 pandemic into the fiscal year ending December 31, 2023.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP") for financial information and in accordance with the Securities and Exchange Commission's ("SEC") Regulation S-X. They reflect all adjustments which are, in the opinion of the Company's Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2022.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2022, the Company had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements" and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per shares is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2022.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

The Company's primary source of revenue is from the sale of our Top Kontrol product. We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician. To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by the Company. Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product's limited liability warranty.

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

As is standard in the industry, we only will accept returns from active customers. If a customer discontinues conducting business with us, we have no further obligation to accept additional product returns from that customer.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of March 31, 2022:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%

Fiscal Year

The Company elected December 31st for its fiscal year-end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2022, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of March 31, 2022, the Company had an accumulated deficit of ($515,244). These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's existence depends on Management's ability to develop profitable operations and obtain additional financing sources. There can be no assurance that the Company's financing efforts will result in profitable operations or resolve the Company's liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company's inventories as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Inventories:
Raw materials and work-in-progress	$1,955	$1,955
Finished goods	35,398	38,020
Gross inventories	37,353	39,975
Inventory valuation reserves	—	—
Inventories, net	$37,353	$39,975

NOTE 4 – STOCKHOLDERS' EQUITY

Preferred stock

The Company has authorized 50,000,000 shares of preferred stock, $0.001 par value. The Company's Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.

As of March 31, 2022, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

During the three months ended March 31, 2022, the Company canceled an aggregate of 1,700,000 shares of its common stock. Management continues to explore additional possibilities to cancel and retire shares with the overall goal of reducing the number of issued and outstanding shares of common stock.

As of March 31, 2022, the Company had 111,636,300 shares of common stock issued and outstanding.

NOTE 5 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company's common stock as of March 31, 2022.

Exercise Price	Number Outstanding	Expiration Date

$0.40	439,300	June 30, 2022
$0.50	439,300	December 31, 2022
	878,600

Warrant Issuances, Exercises, and Expirations

During the fiscal year ended December 31, 2020, the Company undertook a private placement of its securities through a private placement Unit offering. Each Unit included one share of the Company's common stock and four stock purchase warrants with incremental exercise prices and expiration dates. An aggregate of 1,757,200 stock purchase warrants were issued under this offering, which was closed on June 30, 2020.

The warrants were valued using the Black-Scholes model with a 53.0% volatility rate and discount rates ranging from 0.16% - 0.21% for a total fair value of $19,257.

A summary of the warrant activity for the fiscal year ended March 31, 2022, is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding on January 1, 2022	1,317,900	$0.40	0.3	$1,124,465
Issued	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(434,300)	$0.30	—	$417,335
Outstanding on March 31, 2022	878,600

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company's stock price of $1.25 (based on the bid price quoted on the OTC Pink Tier of the OTC Market Group, Inc.) as of March 31, 2022, which the warrant holders would have received had those warrant holders exercised their warrants as of that date.

NOTE 6 – RELATED PARTY FOUNDER'S SHARE ISSUANCES

On March 2, 2017, the Company issued an aggregate of 175,000,000 shares of its common stock, $0.001 par value, as Founder's Shares with $-0- value.

Of these original Founder's Shares 80,000,000 were issued to the Company's officers, 75,000,000 to an entity controlled by one of the Company's founding directors, and 20,000,000 to outside consultants who assisted with the Company's formation and early organization.

NOTE 7 – CONTINGENCY/LEGAL

As of March 31, 2022, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

From time to time, the Company may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted. Any adverse result in these or other legal matters could arise and cause harm to the Company's business. The Company currently is not a party to any claim or litigation, the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company's business.

NOTE 8 – SUBSEQUENT EVENTS

No other material events or transactions have occurred during this subsequent event reporting period that required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 30, 2022, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2022. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Business Overview

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech's products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world's only anti-theft and anti-carjacking automobile security and safety system. Under its wholly-owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

Corporate Structure

The following diagram illustrates our corporate structure as of March 31, 2022:

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

Top Kontrol

Top Kontrol is the world's most advanced anti-theft and anti-carjacking system currently available. Unlike our competitors' products that only protect a vehicle from unattended theft, Top Kontrol takes vehicle security and passenger safety to the next level – it prioritizes the driver and passengers' safety. Top Kontrol is presently the only automobile security and personal safety system able to thwart an active carjacking attempt without any action by the driver.

Key Advantages of Top Kontrol:

•	Anti-theft circuits actively prevent automobile theft and carjacking
•	Automatically prevents theft although keys are in ignition and engine is idling
•	Active and passive prevention of carjacking
•	Does not interfere with vehicle's other systems
•	Compatible with most makes and models of cars and trucks
•	Manual engine kill switch
•	Key-based system prevents thieves from hacking wirelessly transmitted security codes
•	Does not draw battery power – system works even with a disabled car battery

Retail Package Top	Retail Package Bottom

For additional information on Top Kontrol or view product demonstration videos, please visit the Top Kontrol website at www.topkontrol.com or the Top Kontrol YouTube Channel, respectively.

Industry: Automobile Theft in America

Automobile theft in America continues to rise on an annual basis. Top Kontrol keeps your car safe when you are not there. Top Kontrol prevents car thieves from stealing your car when parked and unattended. Below is some recent data showcasing America's auto theft crisis:

873,080	Number of US cars stolen in 2020
$7.4 Billion	Value of cars stolen in the US in 2020
$9,166	Average dollar loss per theft
11.8%	Increase in US car thefts over 2019
36 Seconds	How often a car is stolen in the US

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020, followed by an even sharper rise in carjackings to new record highs in 2021. Top Kontrol is presently the only known automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are some highlighted major US cities that experienced record levels of carjackings in 2021:

Increase in Carjackings 2021	US City

343%	Washington, DC
222%	Minneapolis, MN
133%	Chicago, IL
121%	New Orleans, LA
115%	Oakland, CA

Competition

SecureTech faces formidable competition in every aspect of its business. Our company's success or failure will depend largely upon management's ability to develop competitive products and successfully market them to attract enough new customers, enabling us to generate sufficient revenues to become profitable.

SecureTech competes against better-established competitors with more significant financial resources and longer operating histories. Our competitors' resources and market presence may give them considerable marketing, purchasing, and negotiating leverage advantages. Some of our better-known competitors include Viper (www.viper.com), Clifford (www.clifford.com), and OnStar (www.onstar.com). In addition to these known competitors, we are competing with other lesser-known competitors as well as competitors presently not known to us or possibly, not even formed yet.

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

Manufacturing

SecureTech presently uses US-based contract manufacturers to manufacture its products, with final assembly performed at SecureTech's Minnesota headquarters. SecureTech does not have any long-term or exclusivity agreements with any contract manufacturer and is free to change or negotiate with new contract manufacturers at its sole discretion.

SecureTech's products proudly carry the "Made in the USA" designation.

Piranha Blockchain

SecureTech is expanding into advanced cybersecurity and blockchain technologies through its newly formed Piranha Blockchain subsidiaries (collectively, "Piranha"). Through Piranha, SecureTech intends to:

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended March 31, 2022 and 2021, nor do we anticipate environmental expenses in the foreseeable future.

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

Patents that have been issued and/or licensed to SecureTech and their dates of issuance are:

•On May 7, 2013, Shongkawh, LLC, a related party controlled by our President and CEO, was issued US Patent No. 8,436,721 entitled "Automobile Theft Protection and Disablement System," by the US Patent & Trademark Office ("USPTO"). This patent expires on March 19, 2030. SecureTech has the exclusive license for the use of this patent through its expiration date.

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe robust product offerings that we continue to upgrade and enhance will keep us competitive. We will seek patent protection on significant technological improvements that we make. We have an ongoing policy of filing patent applications to seek legal protections for our products and technologies' novel features. Before filing and granting patents, our policy is to disclose critical elements to patent counsel and maintain these features as trade secrets before product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety.

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

Employees

As of March 31, 2022, we had three employees (two full-time employees and one part-time employee), and three independent commission-based sales representatives.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Sales	$9,350	$11,050
Cost of goods sold	(2,622)	(2,972)
Gross profit	6,728	8,078
Operating expenses	(66,241)	(17,475)
Loss from operations	(59,513)	(9,397)
Net loss	$(59,513)	$(9,397)

Sales

Sales for the three months ended March 31, 2022, were $9,350, compared to $11,050 for the same period of 2021, representing a decrease of ($1,700), or a (15.4%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol and generated solely by our CEO, Kao Lee.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended March 31, 2022, was $2,622, compared to $2,972 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 28.0% during the three months ended March 31, 2022, compared to 26.9% for the same fiscal period a year ago. The percentage increase in cost of goods sold is due to our shifting sales primarily to distributors and resellers versus solely the end-user a year ago.

Gross Profit

Gross profit for the three months ended March 31, 2022, was $6,728, compared to $8,078 for the same period of 2021. Our gross profit margin was 72.0% during the three months ended March 31, 2022, compared to 73.1% for the same fiscal period a year ago. The decrease in gross profit margin is due to a shift towards selling Top Kontrol primarily to distributors and resellers versus solely the end-user a year ago.

Operating Expenses

	Three months ended March 31,
	2022	2021
Operating expenses:
General and administrative	$62,591	$17,475
Research and development	3,650	-
Operating expenses	$66,241	$17,475

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $66,241 in the three months ended March 31, 2022, compared to $17,475 in the same period of 2021, representing an increase in operating expenses of $48,766, or 279.0%, from the three months ended March 31, 2021. The increase in operating expenses was primarily attributable to (i) beginning to pay certain employees cash salaries (before January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Loss From Operations

As a result of the preceding, our loss from operations was ($59,513) during the three months ended March 31, 2022, compared with ($9,397) for the same period of 2021. This $50,116, or 533.3%, increase in our loss from operations was primarily attributable to (i) beginning to pay certain employees cash salaries (before January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Net Loss

The result was that our net loss was ($59,513) during the three months ended March 31, 2022, compared with ($9,397) for the same period of 2021. This $50,116, or 533.3%, increase in our net loss was primarily attributable to (i) beginning to pay certain employees cash salaries (before January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Total Stockholders' Equity.

Our stockholders' equity was $190,991 as of March 31, 2022.

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

As of March 31, 2022, we had a cashback revolving credit line of $25,000. As of March 31, 2022, we had an outstanding balance of $8,027 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively. SecureTech will pay this credit line in full at the end of each billing cycle and does not intend to carry any balances to avoid unnecessary interest expenses.

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

We had net working capital of $190,991 as of March 31, 2022, a decrease of ($59,513), or (23.8%), from net working capital of $250,504 as of December 31, 2021. The ratio of current assets to current liabilities was 18.2-to-1 on March 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in):
Operating activities	($59,513)	($9,397)

Net cash used in operating activities was ($59,513), an increase of $50,116, or 533.3%, from cash used in operating activities of ($9,397) during the same period of 2021.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic causing the U.S. government to impose travel restrictions between the United States, Europe, and many other countries worldwide, which have subsequently cycled between being lifted, reimposed, and modified on an ongoing basis. As of March 31, 2022, the COVID-19 situation continues to negatively affect the global economy, significantly disrupt global supply chains, and create major financial and retail marketplace disruptions.

Because we began manufacturing and selling Top Kontrol during the fiscal year ended December 31, 2020, we cannot determine, compare, or estimate with any degree of accuracy to what extent the pandemic may be hindering our sales efforts. While we believe this pandemic has had a material impact on our business, particularly relating to sales of Top Kontrol, we do not have enough operating history to accurately evaluate or quantify the extent to which this pandemic may have impacted the following areas of our business:

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 30, 2022, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2022. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of March 31, 2022, we had no off-balance sheet activities or operations.

Contractual Obligations

As of March 31, 2022, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, SecureTech had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements" and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2022.

Revenue Recognition

Effective January 1, 2018, SecureTech adopted ASC 606 — Revenue from Contracts with Customers.

SecureTech's primary source of revenue is from the sale of our Top Kontrol product. We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician. To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by SecureTech. Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product's limited liability warranty.

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

SecureTech maintains a valuation allowance with respect to deferred tax assets. SecureTech establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration SecureTech's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as SecureTech generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Election to Use Extended Transitional Period Under Jumpstart Our Business Startups Act ("JOBS Act")

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on SecureTech's financial position, results of operations or cash flows.

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

Based on Management's assessment, we have concluded that, as of March 31, 2022, our disclosure controls and procedures were not adequate in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech's inception on March 2, 2017, and, as of March 31, 2022, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: April 25, 2022	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: April 25, 2022	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director