Form 10-Q
period 2022-06-30
Securetech Innovations, Inc.
filed 2022-08-15
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 15, 2022, was 111,749,800.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements4

CONSOLIDATED BALANCE SHEETS4

CONSOLIDATED STATEMENTS OF OPERATIONS5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY6

CONSOLIDATED STATEMENTS OF CASH FLOWS7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations15

Item 3. Quantitative and Qualitative Disclosures About Market Risk26

Item 4. Controls and Procedures26

PART II – OTHER INFORMATION

Item 1. Legal Proceedings27

Item 1A. Risk Factors27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds27

Item 3. Default Upon Senior Securities27

Item 4. Mine Safety Disclosures27

Item 5. Other Information27

Item 6. Exhibits28

SIGNATURES29

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2022 (unaudited)	December 31, 2021
Current assets:
Cash and equivalents	$197,169	$214,026
Inventories	35,083	39,975
Total current assets	232,252	254,001

Property and equipment, net	$3,309	$—

Total assets	$235,561	$254,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,268	$1,160
Credit cards payable	10,765	—
Taxes payable	2,547	2,337
Total current liabilities	14,580	3,497

Total liabilities	14,580	3,497

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,749,800 and 113,336,300 shares issued and outstanding, respectively	111,750	113,336
Additional paid-in capital	726,474	592,899
Accumulated deficit	(617,243)	(455,731)

Total stockholders’ equity	220,981	250,504

Total liabilities and stockholders’ equity	$235,561	$254,001

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Revenues:
Sales	$7,803	$9,482	$17,153	$20,532
Cost of goods sold	2,068	2,534	4,690	5,506
Gross profit	5,735	6,948	12,463	15,026

Expenses:
General and administrative	$103,647	$31,533	$166,238	$49,008
Research and development	5,302	77	8,952	77
Total expenses	108,949	31,610	175,190	49,085

(Loss) from operations	(103,214)	(24,662)	(162,727)	(34,059)

Other income (expense)	$1,215	$—	$1,215	$—

Provision for income taxes	—	—	—	—

Net (loss)	$(101,999)	$(24,662)	$(161,512)	$(34,059)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	111,657,284	170,785,937	112,076,577	170,615,068

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2020 to June 30, 2022

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Issuance of common shares for cash	889,000	889	221,361	—	222,250
Exercise of $0.20 warrants into common shares	5,000	5	995	—	1,000
Cancellation of common shares	(58,000,000)	(58,000)	58,000	—	—
Net loss	—	—	—	(108,713)	(108,713)
Balance, December 31, 2021	113,336,300	$113,336	$592,899	($455,731)	$250,504
Issuance of common shares for cash	113,500	114	113,387	—	113,501
Cancellation of common shares	(1,700,000)	(1,700)	1,700	—	—
Stock option expense	—	—	18,488		18,488
Net loss	—	—	—	(161,512)	(161,512)
Balance, June 30, 2022	111,749,800	$111,750	$726,474	($617,243)	$220,981

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(161,512)	$(34,059)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	114	—
Stock option expense	18,488	—
Changes in operating assets and liabilities:
Decrease (Increase) in inventories	4,892	5,594
Increase (decrease) in accounts payable	108	115
Increase (decrease) in credit cards payable	10,765	—
Increase (decrease) in taxes payable	210	16

Net cash used in operating activities	(126,935)	(28,334)

Cash flows from investing activities:
Acquisition of office equipment	$(3,423)	$—
Net cash used in investing activities	$(3,423)	$—

Cash flows from financing activities:
Issuance of common stock for cash	$113,501	$172,250
Net cash provided by financing activities	$113,501	$172,250

Net increase (decrease) in cash	(16,857)	143,916

Cash – beginning of period	214,026	89,804

Cash – end of period	$197,169	$233,720

Non-cash financing activities:
Cancellation of common shares	$1,700	$—

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech’s products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world’s only anti-theft and anti-carjacking automobile security and safety system. Under its wholly owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

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

Operating results for the six months ended June 30, 2022, are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 30, 2022.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic causing the U.S. government to impose travel restrictions between the United States, Europe, and many other countries worldwide, which have subsequently cycled between being lifted, reimposed, and modified on an ongoing basis. As of June 30, 2022, the effects of the COVID-19 situation continue to negatively affect the global economy, significantly disrupt global supply chains, and create major financial and retail marketplace disruptions.

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

Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil through the fiscal year ending December 31, 2022, while many businesses continue to operate at diminished capacities and the global supply chain remains fractured. Even though medical experts have a growing consensus that the pandemic is becoming more of an endemic, many market experts still believe businesses will continue to experience adverse effects and supply chain disruptions resulting from the prolonged repercussions of the COVID-19 pandemic into the fiscal year ending December 31, 2023.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2022.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2022, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per shares is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2022.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of June 30, 2022:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2022, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of June 30, 2022, the Company had an accumulated deficit of ($617,243). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Inventories:
Raw materials and work-in-progress	$1,754	$1,955
Finished goods	33,329	38,020
Gross inventories	35,083	39,975
Inventory valuation reserves	—	—
Inventories, net	$35,083	$39,975

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

As of June 30, 2022, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the six months ended June 30, 2022, the Company sold 113,500 shares of its common stock, $0.001 par value, at a purchase price of $1.00 per Share through a Regulation D, Rule 506 offering of its common shares.

Share Cancellations

During the six months ended June 30, 2022, the Company canceled an aggregate of 1,700,000 shares of its common stock. Management continues to explore additional possibilities to cancel and retire shares with the overall goal of reducing the number of issued and outstanding shares of common stock.

As of June 30, 2022, the Company had 111,749,800 shares of common stock issued and outstanding.

NOTE 5 – WARRANTS

The following table summarizes information with respect to outstanding warrants to purchase shares of the Company’s common stock as of June 30, 2022.

Exercise Price	Number Outstanding	Expiration Date

$0.50	439,300	December 31, 2022
	439,300

Warrant Issuances, Exercises, and Expirations

Private Placement Warrant Issuances

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

Warrant Expirations

During the fiscal period ended June 30, 2022, an aggregate of 878,600 warrants expired with an average exercise price of $0.35 a share.

A summary of the warrant activity for the fiscal period ended June 30, 2022, is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding on January 1, 2022	1,317,900	$0.40	0.3	$1,124,465
Issued	—	$—	—	$—
Exercised	—	$—	—	$—
Expired	(878,600)	$0.35	—	$1,230,040
Outstanding on June 30, 2022	439,300	1.16	4.6	549,125

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.75 (based on the bid price quoted on the OTC Pink Tier of the OTC Market Group, Inc.) as of June 30, 2022, which the warrant holders would have received had those warrant holders exercised their warrants as of that date.

NOTE 6 – STOCK OPTIONS

Employee Stock Options Issuances

During the fiscal period ended June 30, 2022, the Company issued an aggregate of 1,500,000 stock purchase options to Ken Salway, our Vice President of Sales, as part of his total compensation package. These warrants have a fixed exercise price of $1.35 a share, vesting between December 31, 2022 and December 31, 2031, and expiring on December 31, 2032.

The warrants were valued using the Black-Scholes model with a 316.0% volatility rate and discount rate of 2.8% for a total fair value of $1.5 million roughly with $18,488 recognized in the fiscal quarter ended June 30, 2022 in general and administrative and additional paid in capital for the period ended June 30, 2022.

The following table summarizes information with respect to outstanding stock options to purchase shares of the Company’s common stock as of June 30, 2022.

Exercise Price		Number Outstanding	Vesting Date	Remaining Life in Years

	$1.35	50,000	December 31, 2022	10.5
	$1.35	75,000	December 31, 2023	10.5
	$1.35	100,000	December 31, 2024	10.5
	$1.35	125,000	December 31, 2025	10.5
	$1.35	150,000	December 31, 2026	10.5
	$1.35	200,000	December 31, 2027	10.5
	$1.35	200,000	December 31, 2028	10.5
	$1.35	200,000	December 31, 2029	10.5
	$1.35	200,000	December 31, 2030	10.5
	$1.35	200,000	December 31, 2031	10.5
Total		1,500,000

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

NOTE 8 – CONTINGENCY/LEGAL

As of June 30, 2022, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

Business Overview

SecureTech is an emerging growth company that develops and markets security and safety devices and technologies – our products preserve life, protect property, and prevent crime. SecureTech is the maker of Top Kontrol®, the only anti-theft and anti-carjacking system known that can safely stop a carjacking without any action by the driver. Through its Piranha Blockchain subsidiary, SecureTech is developing advanced cybersecurity technologies for blockchain and cryptocurrency systems and platforms involving cryptocurrency mining, digital asset storage and protection, and trading exchanges.

Corporate Structure

The following diagram illustrates our corporate structure as of June 30, 2022:

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

Top Kontrol

Top Kontrol is the world’s most advanced anti-theft and anti-carjacking system currently available. Unlike our competitors’ products that only protect a vehicle from unattended theft, Top Kontrol takes vehicle security and passenger safety to the next level – it prioritizes the driver’s and passengers’ safety. Top Kontrol is presently the only automobile security and personal safety system able to thwart an active carjacking attempt without any action by the driver.

Key Advantages of Top Kontrol:

✓	Anti-theft circuits actively prevent automobile theft and carjacking
✓	Automatically prevents theft although keys are in ignition and engine is idling
✓	Active and passive prevention of carjacking
✓	Does not interfere with the vehicle’s other systems
✓	Compatible with most makes and models of cars and trucks
✓	Manual engine kill switch
✓	Key-based system prevents thieves from hacking wirelessly transmitted security codes
✓	Does not draw battery power – system works even with a disabled car battery

Retail Package Top	Retail Package Bottom

For additional information on Top Kontrol or view product demonstration videos, please visit the Top Kontrol website at www.topkontrol.com or the Top Kontrol YouTube Channel, respectively.

Industry: Automobile Theft in America

Automobile theft in America continues to rise on an annual basis. Top Kontrol keeps your car safe when you are not there. Top Kontrol prevents car thieves from stealing your car when parked and unattended. Below is some recent data showcasing America’s auto theft crisis:

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

Competition

SecureTech faces formidable competition in every aspect of its business. Our company’s success or failure will depend largely upon management’s ability to develop competitive products and successfully market them to attract enough new customers, enabling us to generate sufficient revenues to become profitable.

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

SecureTech’s products proudly carry the “Made in the USA” designation.

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended June 30, 2022 and 2021, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of June 30, 2022, we had five employees (two full-time employees and three part-time employees), and three independent commission-based sales representatives.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the three months ended June 30, 2022 and 2021.

	Three months ended June 30,
	2022	2021
Sales	$7,803	$9,482
Cost of goods sold	(2,068)	(2,534)
Gross profit	5,735	6,948
Operating expenses	(108,949)	(31,610)
Loss from operations	(103,214)	(24,662)
Other income	1,215	-
Net loss	$(101,999)	$(24,662)

Sales

Sales for the three months ended June 30, 2022, were $7,803, compared to $9,482 for the same period of 2021, representing a decline of ($1,679), or a (17.7%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol and the efforts of our President and CEO, Kao Lee.

During the fiscal period that ended June 30, 2022, we hired a Vice President of Sales, Ken Salway. Mr. Salway is creating a structured Top Kontrol sales program. We anticipate his efforts will start generating significantly higher Top Kontrol sales during the upcoming fiscal periods.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended June 30, 2022, was $2,068, compared to $2,534 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 26.5% during the three months ended June 30, 2022, compared to 26.7% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended June 30, 2022, was $5,735, compared to $6,948 for the same period of 2021. Our gross profit margin was 73.5% during the three months ended June 30, 2022, compared to 73.3% for the same fiscal period a year ago.

Operating Expenses

	Three months ended June 30,
	2022	2021
Operating expenses:
General and administrative	$103,647	$31,533
Research and development	5,302	77
Operating expenses	$108,949	$31,610

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $108,949 in the three months ended June 30, 2022, compared to $31,610 in the same period of 2021, representing an increase in operating expenses of $77,339, or 244.7%, from the three months ended June 30, 2021. The increase in operating expenses was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) hiring a new Vice President of Sales and incurring a one-time non-cash stock option expense, (iii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iv) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Loss From Operations

As a result of the foregoing, our loss from operations was ($103,214) during the three months ended June 30, 2022, compared with ($24,662) for the same period of 2021. This $78,552, or 318.5%, increase in our loss from operations was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) hiring a new Vice President of Sales and incurring a one-time non-cash stock option expense, (iii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iv) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the three months that ended June 30, 2022, we received $1,215 in other income, compared to $-0- for the same period of 2021.

Net Loss

The result was that our net loss was ($101,999) during the three months ended June 30, 2022, compared with ($24,662) for the same period of 2021. This $77,337, or 313.6%, increase in our net loss was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) hiring a new Vice President of Sales and incurring a one-time non-cash stock option expense, (iii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iv) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
	2022	2021
Sales	$17,153	$20,532
Cost of goods sold	(4,690)	(5,506)
Gross profit	12,463	15,026
Operating expenses	(156,702)	(49,085)
Loss from operations	(144,239)	(34,059)
Other income	1,215	-
Net loss	$(143,024)	$(34,059)

Sales

Sales for the six months ended June 30, 2022, were $17,153, compared to $20,532 for the same period of 2021, representing a decline of ($3,379), or a (16.5%) decline compared to the previous fiscal period. All sales were attributable to Top Kontrol and the efforts of our President and CEO, Kao Lee.

During the fiscal period that ended June 30, 2022, we hired a Vice President of Sales, Ken Salway. Mr. Salway is creating a structured Top Kontrol sales program. We anticipate his efforts will start generating significantly higher Top Kontrol sales during the upcoming fiscal periods.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the six months ended June 30, 2022, was $4,690, compared to $5,506 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 27.3% during the six months ended June 30, 2022, compared to 26.8% for the same fiscal period a year ago.

Gross Profit

Gross profit for the six months ended June 30, 2022, was $12,463, compared to $15,026 for the same period of 2021. Our gross profit margin was 72.7% during the six months ended June 30, 2022, compared to 73.2% for the same fiscal period a year ago.

Operating Expenses

	Six months ended June 30,
	2022	2021
Operating expenses:
General and administrative	$166,238	$49,008
Research and development	8,952	77
Operating expenses	$175,190	$49,085

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $175,190 in the six months ended June 30, 2022, compared to $49,085 in the same period of 2021, representing an increase in operating expenses of $126,105, or 256.9%, from the six months ended June 30, 2021. The increase in operating expenses was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) hiring a new Vice President of Sales and incurring a one-time non-cash stock option expense, (iii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iv) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Loss From Operations

As a result of the foregoing, our loss from operations was ($162,727) during the six months ended June 30, 2022, compared with ($34,059) for the same period of 2021. This $128,668, or 377.8%, increase in our loss from operations was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) hiring a new Vice President of Sales and incurring a one-time non-cash stock option expense, (iii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iv) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the six months that ended June 30, 2022, we received $1,215 in other income, compared to $-0- for the same period of 2021.

Net Loss

The result was that our net loss was ($161,512) during the six months ended June 30, 2022, compared with ($34,059) for the same period of 2021. This $127,453, or 374.2%, increase in our net loss was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) hiring a new Vice President of Sales and incurring a one-time non-cash stock option expense, (iii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iv) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Total Stockholders’ Equity.

Our stockholders’ equity was $220,981 as of June 30, 2022.

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

As of June 30, 2022, we had a cashback revolving credit line of $25,000. As of June 30, 2022, we had an outstanding balance of $10,765 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively. SecureTech will pay this credit line in full at the end of each billing cycle and does not intend to carry any balances to avoid unnecessary interest expenses.

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

We had net working capital of $217,672 as of June 30, 2022, a decrease of ($32,832), or (13.1%), from net working capital of $250,504 as of December 31, 2021. The ratio of current assets to current liabilities was 15.9-to-1 on June 30, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in):
Operating activities	($126,935)	($28,334)
Investing activities	($3,423)	$-0-
Financing activities	$113,501	$172,250

Net cash used in operating activities was ($126,935), an increase of $98,601, or 348.0%, from cash used in operating activities of ($28,334) during the same period of 2021. The increase in our cash used by operating activities was primarily attributable to (i) beginning to pay certain employees cash salaries (prior to January 1, 2022, no employee received cash compensation, only restricted equity awards), (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate that these expenses will continue rising moving forward.

Net cash used in investing activities was ($3,423) during the six months ended June 30, 2022, compared to $-0- used during the same period in 2021. Cash used in investing activities was for the purchase of new office equipment resulting from the hiring of our new Vice President of Sales during the six months ended June 30, 2022.

Net cash provided by financing activities was $113,501, a decrease of ($58,749), or (34.1%), from cash generated from financing activities of $172,250 during the same period of 2021. During the six months ended June 30, 2022, we sold 113,500 shares of our common stock for $113,501 in cash, or $1.00 per share, compared to the same period in 2021, where we sold 689,000 shares for $172,250 in cash, or $0.25 per share.

Ongoing and Future Capital Funding Efforts

As of August 15, 2022, SecureTech is presently offering a maximum of 200,000 shares of its common stock to private investors at a price of $1.75 per share. These shares are being offered pursuant to Regulation D, Rule 506. Funds generated from this private placement offering will be used for general working capital and to build initial inventory for our upcoming second-generation Top Kontrol product line.

SecureTech is concurrently preparing a Regulation A registered securities offering to raise up to a maximum of $5 million. Funds generated from this planned securities offering will be used for general working capital and to build Piranha Blockchain’s first hydroelectric-powered green data center.

Impact of the COVID-19 (Coronavirus) Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic causing the U.S. government to impose travel restrictions between the United States, Europe, and many other countries worldwide, which have subsequently cycled between being lifted, reimposed, and modified on an ongoing basis. As of June 30, 2022, the COVID-19 situation continues to negatively affect the global economy, significantly disrupt global supply chains, and create major financial and retail marketplace disruptions.

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

Off-Balance Sheet Operations

As of June 30, 2022, we had no off-balance sheet activities or operations.

Contractual Obligations

As of June 30, 2022, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2022.

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

Based on Management’s assessment, we have concluded that, as of June 30, 2022, our disclosure controls and procedures were not adequate in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and, as of June 30, 2022, have not been remedied.

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

SECURETECH INNOVATIONS, INC.

Dated: August 15, 2022	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 15, 2022	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director