Form 10-K/A
period 2021-12-31
Securetech Innovations, Inc.
filed 2023-01-10
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 29, 2022, there were 111,636,300 shares of our common stock, $0.001 par value issued and outstanding; 33,136,300 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

EXPLANATORY NOTE3

PART II4

Item 9A. Controls and Procedures4

PART IV5

Item 15. Exhibits, Financial Statements Schedules5

SIGNATURES7

EXPLANATORY NOTE

SecureTech Innovations, Inc. (“SecureTech,” “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed on March 30, 2022 (“Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

The Amendment was prompted by correspondence received from the Securities and Exchange Commission (“SEC”) in December 2022 relating to a limited review by the SEC of the Original Filing. This review identified discrepancies in our Item 9A disclosure to similar disclosures made in recent unaudited quarterly reports on Form 10-Q. The correspondence also asked us to address the actions taken to remediate the material weaknesses and why these weaknesses remain unremedied.

Consequently, we are filing this Amendment to state that, as of December 31, 2021, our evaluation of our disclosure controls and procedures identified material weaknesses and that SecureTech’s disclosure controls and procedures during the fiscal year were not effective. Similarly, as stated in this Amendment, these material weaknesses resulted in Management’s assessment that SecureTech’s internal controls over financial reporting were also ineffective. The material weaknesses are described in the amended and restated Item 9A filed herewith.

In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Amendment does not amend the Original Filing in any other way. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed herein.

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC.

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in SecureTech’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, Management recognizes that because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on Management’s assessment, we have concluded that, as of December 31, 2021, our disclosure controls and procedures were not adequate in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of December 31, 2021.

Management believes in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

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

Management believes that adequately addressing these material weaknesses would require adding a minimum of three independent board members and one executive financial officer who is independent and not a board member. Management estimates the minimum annual expense to SecureTech to retain qualified personnel to fill these vacant roles to be at least $650,000 annually, possibly even more.

Because the aforementioned remedial actions require hiring additional personnel at a substantial cost, these material weaknesses can be expected to remain unremediated until SecureTech can generate sufficient revenues and/or raise adequate outside funding necessary to remedy these material weaknesses. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

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

(3)Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
4.1	Description of Securities		10-K		4.1	3/30/22
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
21.1	List of Subsidiaries		10-K		21.1	3/30/22
31.1	Certification of Kao Lee, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification of Kao Lee, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350		10-K		32.1	3/30/22
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350		10-K		32.2	3/30/22
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of January, 2023.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on January 10, 2023:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director