Form 10-K/A
period 2021-12-31
Securetech Innovations, Inc.
filed 2023-02-02
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

PART II4

Item 9A. Controls and Procedures4

PART IV5

Item 15. Exhibits, Financial Statements Schedules5

SIGNATURES7

EXPLANATORY NOTE

SecureTech Innovations, Inc. (“SecureTech,” “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed on March 30, 2022 (“Original Filing”) and subsequently amended on January 10, 2023 (“Original Amendment”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

The Original Amendment and this Amendment were prompted by correspondence received from the Securities and Exchange Commission (“SEC”) in December 2022 and January 2023, respectively, relating to a limited review by the SEC of the Original Filing. This review identified discrepancies in our Item 9A disclosure to similar disclosures made in recent unaudited quarterly reports on Form 10-Q. The correspondence also asked us to address the actions taken to remediate the material weaknesses and why these weaknesses remain unremedied.

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

In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing and Original Amendment is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not amend the Original Filing or Original Amendment in any other way. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing or Original Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or Original Amendment or modify or update any related or other disclosures, other than those discussed herein.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the disclosure controls and procedures, Management recognizes that because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on Management’s assessment, we have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

Management believes in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

•

Consider the engagement of outside consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have effective control over financial statement disclosures;

•	Hire additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•	Expand our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increase our workforce to accommodate growing sales and higher volumes.

Management believes that effectively addressing these material weaknesses would require adding a minimum of three independent board members and one executive financial officer who is independent and not a board member. Management estimates the minimum annual expense to SecureTech to retain qualified personnel to fill these vacant roles to be at least $650,000 annually, possibly even more.

Because the aforementioned remedial actions require hiring additional personnel at a substantial cost, these material weaknesses can be expected to remain unremediated until SecureTech can generate sufficient revenues and/or raise significant outside funding necessary to remedy these material weaknesses. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 2nd day of February, 2023.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 2, 2023:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director