Form 10-K
period 2022-12-31
Securetech Innovations, Inc.
filed 2023-04-13
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging Growth Company ☐

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $31,749,800, based upon the most recent cash sales price of $1.00 a share as of that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose. Additionally, the registrant does not have non-voting common stock outstanding.

As of April 13, 2023, there were 111,850,513 shares of our common stock, $0.001 par value issued and outstanding; 31,839,085 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I4

Item 1.  Business5

Item 1A.  Risk Factors9

Item 1B.  Unresolved Staff Comments23

Item 2.  Properties23

Item 3.  Legal Proceedings23

Item 4.  Mine Safety Disclosures23

PART II24

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and  Issuer Purchases of Equity Securities24

Item 6.  [Reserved]28

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk34

Item 8.  Financial Statements and Supplementary Data35

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure49

Item 9A.  Controls and Procedures49

Item 9B.  Other Information50

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections50

PART III51

Item 10.  Directors, Executive Officers, and Corporate Governance51

Item 11.  Executive Compensation53

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters55

Item 13.  Certain Relationships and Related Transactions, and Director Independence55

Item 14.  Principal Accounting Fees and Services57

PART IV58

Item 15.  Exhibits, Financial Statements Schedules58

Item 16.  Form 10-K Summary59

SIGNATURES60

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” and other similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements (collectively, “forward-looking statements”), but the absence of these words does not mean that a statement is not forward-looking. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•	Our ability to execute on our growth strategies
•	Supply chain disruptions and general price inflation
•	Our ability to maintain favorable relationships with suppliers and manufacturers
•	Competition from more established and better financed competitors
•	Our ability to attract and retain competent and qualified personnel
•	Regulatory changes and developments affecting our business
•	Our ability to obtain additional capital to finance operations
•	Managing a “just right” product inventory size and mix
•	Impacts on our business from epidemics, pandemics, or natural disasters
•

Our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting

•	Other risks and uncertainties, including those listed in the section titled “Risk Factors” in our filings with the United States Securities and Exchange Commission (“SEC”)

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report for the year ended December 31, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to rely unduly on these statements.

The forward-looking statements made in this Annual Report are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

As used in this Annual Report, the terms "we," "us," "our," "SecureTech," “Registrant,” “Company,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Business Overview

SecureTech is an emerging company that develops and markets security and safety devices and technologies – our products preserve life, protect property, and prevent crime. SecureTech is the maker of Top Kontrol®, the only anti-theft and anti-carjacking system known that can safely stop a carjacking without any action by the driver. Through its Piranha Blockchain subsidiary, SecureTech is developing advanced cybersecurity technologies for blockchain and cryptocurrency systems and platforms involving cryptocurrency mining, digital asset storage and protection, and trading exchanges.

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2022:

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

Note: As of December 31, 2022, 2020 is the most recent year the FBI released automobile theft statistics for the US due to the COVID-19 pandemic.

Industry: Carjackings Continue Skyrocketing

Carjackings more than doubled during 2020, followed by an even sharper rise in carjackings to new record highs in 2021. Top Kontrol is presently the only automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are some highlighted major US cities that experienced continued increases in record levels of carjackings – with many major cities experiencing multiple carjackings per day current:

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

Piranha Blockchain

SecureTech is expanding into advanced cybersecurity and blockchain technologies through its Piranha Blockchain subsidiaries (collectively, “Piranha”). Through Piranha, SecureTech intends to:

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended December 31, 2022 and 2021, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of December 31, 2022, we had four employees (two full-time employees and two part-time employees) and three independent commission-based sales representatives.

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $1,334 per month on a month-to-month basis for the time being.

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

Note Regarding Third-Party Information

This Annual Report on Form 10-K includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as Management’s own good faith estimates and analyses. We believe these third-party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments, including the ongoing COVID-19 pandemic, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, and rising interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of COVID-19 on our financial and operating performance depends significantly on the duration and severity of the pandemic, the actions taken to contain or mitigate its impact, and any changes in consumer behaviors. Among other factors, significant disruption to our supply chain for products we sell, as a result of COVID-19, geopolitical conflict, or otherwise, could have a material impact on our sales and earnings.

SUMMARY OF RISK FACTORS

The following summarizes the risks facing our business, all of which are more fully described below. This summary should be read in conjunction with the Risk Factors below and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.

Risks Related to Our Industry and the Broader Economy

•	Our industry is highly competitive, and as a young company with a new brand, we are at a disadvantage to our competitors.

•	The ongoing COVID-19 pandemic and associated responses could adversely impact our business and results of operations.

Risks Related to Our Business

•	Our products may not achieve market acceptance, thereby reducing the chance for success.

•	If the market chooses to buy our competitors’ products and services, SecureTech may fail.

•	Consumer trends, seasonal fluctuations, and general global economic conditions and outlook may cause unpredictable operating results.

•	We may not be able to successfully manage our inventory to match consumer demand.

•	We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

•	We may be unable to protect our proprietary rights and intellectual property.

•	While no current lawsuits are filed against SecureTech, the possibility exists that a claim of some kind may be made in the future.

•	Our business's success depends heavily on key personnel, particularly Kao Lee, and his business experience and understanding of our industry.

•	Our officers and directors essentially determine and control all corporate decisions without need for shareholder approval.

•	Our officers and directors may be subject to conflicts of interest.

•	Our officers and directors have other significant outside business interests.

•	We depend on third-party contract manufacturers to produce our products.

•	Our SEC reporting obligations and compliance requirements are both costly and time-consuming, and our Management has no experience in such matters.

•	We have no independent Board Members, nor do we have an audit or compensation committee.

•	We have agreed to fully indemnify our officers and directors against lawsuits.

Risks Related to Our Financial Condition

•	We lack an operating history and are incurring ongoing losses that we expect to continue into the future.

•	Expenses required to operate as a public company will reduce funds available to implement our business plan.

•	Our auditing firm has issued a going concern warning on our ability to continue operations for the next 12-months.

•	We need to raise additional capital, which may not be available to us in the future or on terms we find acceptable.

Risks Related to Our Business Strategy

•	We may acquire other companies or technologies, which could fail to result in a commercial product and otherwise disrupt our business.

•	Our operating results will be harmed if we cannot effectively manage and sustain our future growth or scale our operations.

•	Our aspirations and disclosures related to Environmental, Social, and Governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

Risks Related to Planned Green Energy Data Centers and Blockchain Operations

•	Our future cryptocurrency and other digital asset holdings may be exposed to cybersecurity threats and hacking.

•	Risk related to technological obsolescence and difficulty in obtaining advanced hardware.

•	Our future data centers will be subject to various property and other insurance risks.

•	The financial performance of our future data centers may be impacted by price fluctuations in the power market, as well other market factors that are beyond SecureTech’s control.

•	Hazards associated with high-voltage electricity transmission and industrial operations may result in the suspension of our operations or the imposition of civil or criminal penalties.

Risks Related to Market for Our Common Stock

•	Investing in SecureTech is a risky investment and could result in the loss of your entire investment.

•	Even though our common stock is listed on the OTC Pink Tier of the OTC Markets Group, Inc., an active trading market for shares of our common stock has yet to develop and may never develop.

•	We do not intend to pay any dividends on our common stock.

•

We have certain anti-takeover provisions and may issue additional securities, including common and preferred shares, without shareholder consent which may make it difficult, if not impossible, to replace or remove our current management, and could also result in significant dilution to existing investments in our common stock.

•	We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

•

Because we are not subject to compliance with rules requiring the adoption of specific corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest, and similar matters.

•	As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

RISK FACTORS

Risks Related to Our Industry and the Broader Economy

Our industry is highly competitive, and as a young company with a new brand, we are at a disadvantage to our competitors.

Our industry is highly competitive in general.  We are a young company with limited financial resources and a new brand with limited recognition.  Our competitors, both established and future unknown competitors, have better brand recognition and, in most cases, substantially greater financial resources than we have.  Our ability to compete successfully in our industry depends on many factors, both within and outside our control. These factors include the following:

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

If we cannot effectively compete on a continual basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

The ongoing COVID-19 pandemic and associated responses could adversely impact our business and results of operations.

The ongoing COVID-19 pandemic has significantly impacted economic activity and markets worldwide. In response, governmental authorities have periodically imposed, and others in the future may reimpose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary business closures, limitation of business hours, limitations on the number of people in business locations, enhanced requirements on sanitation, social distancing practices, and travel restrictions, among others. Historically, we were restricted in our ability to sell and distribute our products while these restrictive mandates were in place. Should similar future government orders and restrictions go into effect again, it will adversely impact our financial condition and operating results.

The long-term impact of the ongoing COVID-19 pandemic on our financial condition or results of operations remains uncertain, in particular, due to external factors related to the pandemic and as COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. In particular, COVID-19 could have a significant disruption to our supply chain for the products we sell, which could have a material impact on our sales and future earnings. Accordingly, COVID-19 may negatively impact our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current ongoing COVID-19 pandemic and future resurgences and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing, and difficult to predict. Our growth rates during the ongoing COVID-19 pandemic may not be sustainable and may not be indicative of future growth.

Risks Related to Our Business

Our products may not achieve market acceptance, thereby reducing the chance for success.

We continue producing and marketing our first-generation Top Kontrol product, which will be followed by our second-generation Top Kontrol product line later this fiscal year.  It is unclear whether this product line and its features or other unanticipated events may result in general sales that are lower than anticipated. If this happens, it could force us to limit our expenditures on research and development, advertising, and general company requirements for improving and expanding our product and service offerings.  We cannot guarantee consumer demand or interest in our current or future product or service offerings, which could have a material adverse effect on our business, results of operations, and overall financial condition.

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

We may not be able to successfully manage our inventory to match consumer demand.

We base our inventory purchases, in part, on our sales forecasts. If our sales forecasts overestimate consumer demand, we may experience higher inventory levels, which could result in the need to sell products at lower than anticipated prices, leading to decreased profit margins. Conversely, if our sales forecasts underestimate consumer demand, we may have insufficient inventory to meet demand, leading to lost sales, either of which could materially adversely affect our financial performance.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

The manufacturing, packaging, marketing, and processing of our products involve an inherent risk that our processes do not meet applicable quality standards and requirements. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, also could impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.

We may be unable to protect our proprietary rights and intellectual property.

Our future success depends partly on our proprietary technology, technical know-how, and other intellectual property. We rely on intellectual property laws, confidentiality procedures, and contractual provisions, such as nondisclosure terms, to protect our intellectual property. Others may independently develop similar technology, duplicate or copycat our products, or design around our intellectual property rights. Also, unauthorized parties may attempt to copy aspects of our products and technologies or obtain and use information that we regard as proprietary. Any of these events could significantly harm our business, financial condition, and operating results.

We also rely on technologies that we acquire from others. We may rely on third parties for further required technologies. We may purchase a product’s logic component or other technological devices from outside sources, which may require payment of annual fees to enable us to get updates/upgrades and technical support to the logic portion of the system or device. We may find it necessary or desirable in the future to obtain licenses or other rights relating to one or more of our products or current or future technologies. These licenses or other rights may not be available on commercially reasonable terms or at all. The inability to obtain specific licenses or other rights or obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, financial condition, and operating results. Moreover, using intellectual property licensed from third parties may limit our ability to protect our products' proprietary rights.

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

Our officers and directors currently control an aggregate of approximately 71.5% of our eligible votes in all voting matters. Accordingly, our officers and directors can effectively determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our officers and directors currently control an aggregate of 80,000,000 votes in all voting matters, or approximately 71.5%, of all eligible votes. Accordingly, our officers and directors can effectively determine the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets without needing minority shareholder approval. Our directors' interests may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

The responsibility of developing our core business, securing the financing we need, both primary and expansion, and fulfilling the reporting requirements of a public company all fall upon our officers and directors. As the date of this Annual Report, our officers and directors devote the following amount of their overall business time to our business:

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

We depend on third-party contract manufacturers who may not have adequate capacity to fulfill our needs or meet our quality and delivery objectives and timetables.

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

We have agreed to fully indemnify our officers and directors against lawsuits.

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

Risks Related to Our Financial Condition

We lack an operating history and are incurring ongoing losses that we expect to continue into the future.  There is no assurance that our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on March 2, 2017, and have incurred ($936,658) in losses through December 31, 2022. We have not achieved profitability and expect to continue incurring net losses in future fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could adversely affect our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. It may be necessary to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that the cost of maintaining our SEC reporting status will be approximately $185,000 for the fiscal period ending December 31, 2023. As our business grows and develops, our financial statements and our SEC filings will become more complex. Increases in such complexity will likely increase our overall compliance expenses – potentially substantially – which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated April 13, 2023, which is part of the financial statements that are part of this Annual Report on Form 10-K.  This means there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations, and you could lose your entire investment.

We will need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We must raise additional funds to achieve growth and fund other business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences, or privileges senior to those of existing stockholders. If adequate funds are not available, or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited.

Risks Related to Our Business Strategy

We may acquire other companies or technologies, which could fail to result in a commercial product or sales, divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our business.

We may seek to acquire or invest in businesses or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to successfully complete any acquisition we choose to pursue. Further, we may not be able to successfully integrate any acquired business, product, or technology in a cost-effective and non-disruptive manner. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. We may not be able to identify desirable acquisition targets or be successful in entering into an agreement with any particular target or obtain the expected benefits of any acquisition or investment. Similarly, we may not be able to successfully identify and acquire new technologies in a timely manner or at all. Acquisitions could also result in dilutive issuances of equity securities, the use of our available cash, or the incurrence of debt, which could harm our operating results. In addition, if an acquired business fails to meet our expectations, our business, financial condition, and results of operations may be negatively affected.

Our operating results will be harmed if we cannot effectively manage and sustain our future growth or scale our operations.

We may be unable to manage our growth or future growth efficiently or profitably. Our revenue and operating margins, or revenue and margin growth, may be less than expected. If we cannot scale our operations efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage our operations, quality of products, safety, and regulatory compliance. If growth significantly decreases, it will negatively impact our cash reserves, and it may be necessary to obtain additional financing, which may increase indebtedness or result in dilution to shareholders. Further, we may not be able to obtain additional financing on acceptable terms, if at all.

Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly disclosed ESG goals, including our commitments to diversity and inclusion. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Additionally, standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between us and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or partner could be negatively impacted. Further, our failure or perceived failure to pursue or fulfill our goals and objectives or to satisfy various reporting standards on a timely basis, or at all, could have similar negative impacts or expose us to government enforcement actions and private litigation.

Risks Related to Planned Green Energy Data Centers and Blockchain Operations

Future cryptocurrency and other digital asset holdings, including those held by unrelated third parties, may be exposed to cybersecurity threats and hacking.

Malicious actors may seek to exploit vulnerabilities within our future data center networks and programming codes, such as by attacking the network source code, server systems, cryptocurrency miners, third-party platforms, cold and hot storage locations or software, or by other means. Discovery of flaws in or exploitations in corporate networks or programming source code that allow malicious actors to take or create money occurs somewhat regularly. For example, hackers have been able to gain unauthorized access to third-party digital wallets and cryptocurrency exchanges, which means that there is a risk that some or all of our future cryptocurrency and digital asset holdings could be lost or stolen.

Our future networks may further be vulnerable to intrusions by hackers who could interfere with and introduce defects into our data center network operations. Private keys which enable holders to transfer funds may also become lost, stolen, destroyed, or otherwise compromised resulting in irreversible losses of cryptocurrencies and other digital assets. Any such impact on our private keys could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrencies or digital assets that we might own or hold on behalf of unrelated third parties.

In the event of theft or a cybersecurity attack on our future networks, any losses from hackers to third-party accounts operating on our future networks could result in litigation again SecureTech. Should our future insurance coverage be insufficient to satisfy such losses, it could have a material adverse effect on our business and ability to attract clients to our future data center operations.

Risk related to technological obsolescence and difficulty in obtaining advanced hardware.

To remain competitive, SecureTech must continue to monitor the state of the technology available for its future data centers and invest in hardware and equipment required for successful data center operations. SecureTech’s hardware and software may become obsolete and require substantial capital to replace. There can be no assurance that such data center and networking hardware will be readily available when the need is identified.

Moreover, there can be no assurance that new and unforeseeable technology, either hardware-based or software-based, will not disrupt the existing technology platforms presently commercially available. For example, the arrival of quantum computers, which will be capable of solving certain types of mathematical problems fundamental to cybersecurity and blockchain security more quickly and efficiently than traditional computers may have a significant and negative effect on cybersecurity protection efforts and data centers in general, as well as yield our then technology platforms, both hardware-based and software-based, obsolete and outdated, which would have a material adverse effect on our business and ability to attract clients to our future data center operations.

Our future data centers will be subject to various property and other insurance risks.

SecureTech’s future data center operations and assorted computing equipment will be subject to all of the hazards and risks normally encountered for computing equipment, blockchain, and other digital asset storage companies. Such hazards include the loss of computing and technology platforms resulting from natural disasters, including floods, fires, inclement weather, mudslides, earthquakes, or other similar events beyond SecureTech’s control or its suppliers, any of which could result in damage to, or destruction of, computing and technology platforms, damage to life or property, environmental damage, and possible legal liability for which SecureTech may not be insured or is underinsured for. Further, any general hardware or software failure, including its ability to effectively manage and/or keep our data centers online and operational, could have a material adverse effect on SecureTech’s overall business, results of operations, and financial condition.

There is a risk of serious malfunctions in servers or central processing units and/or their collapse. While malfunctions in servers and/or central processing units can only occur on a specific server or part of it or for short periods of time, such crashes or failures can potentially cause the collapse of the entire data center, which could result in significant economic damage to SecureTech, it’s data center, and overall data center operations.

While SecureTech intends to maintain insurance against risks in the operation of its future data center operations and in amounts that it believes will be reasonable, such insurance will contain exclusions and limitations on coverage. If we incur losses that are material, our business, operating results and financial condition could be adversely affected, and we may not have recourse against an insurer. Even in the case of a loss for which SecureTech does maintain insurance, there is no guarantee that any such insurance coverage will be sufficient or that insurance proceeds will be paid to us.

The financial performance of our future data centers may be impacted by price fluctuations in the power market, as well other market factors that are beyond SecureTech’s control.

SecureTech’s future data center revenues, cost of doing business, results of operations, and operating cash flows generally may be impacted by price fluctuations in the power market and other market factors beyond SecureTech’s control. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Long- and short-term power prices may also fluctuate substantially due to other factors outside of SecureTech’s control, including:

•

Changes in generation capacity in SecureTech’s markets – particularly with preferred sources such as clean hydroelectric electricity – including the addition of new supplies of power as a result of the development of new sources, expansion of existing sources, the continued operation of uneconomic sources due to state subsidies, or additional transmission capacity;

•	Environmental regulations and legislation;

•	Supply disruptions, including source outages and transmission disruptions;

•	Changes in power transmission infrastructure;

•	Weather conditions, including extreme weather conditions and seasonal fluctuations, which can significantly reduce or limit the amount of hydroelectric energy that can be produced in an area;

•

Changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;

•	Development of new sources, new technologies, and new forms of competition for the production of power;

•	Changes in economic and political conditions;

•	Supply and demand for energy commodities;

•	Supply chain disruption of electrical components needed to transmit electricity;

•	Availability of competitively priced alternative energy sources; and

•	Changes in capacity prices and capacity markets.

Such factors and the associated fluctuations in power and prices could affect wholesale power generation and, ultimately, the cost of electricity SecureTech must pay to operate its future data centers. Changes, especially sharp and unexpected increases, in the price of electricity SecureTech must pay at its future data centers could make our future data center operations unprofitable, which would have a material adverse effect on SecureTech’s overall business, results of operations, and financial condition.

Hazards associated with high-voltage electricity transmission and industrial operations may result in the suspension of our operations or the imposition of civil or criminal penalties.

SecureTech’s future data center operations will be subject to typical hazards associated with high-voltage electricity transmission and the supply of utilities to company facilities at an industrial scale, including explosions, fires, inclement weather, natural disasters, flooding, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases, and other environmental risks. The hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties, any of which could have a material adverse effect on SecureTech’s overall business, results of operations, and financial condition.

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

Even though our common stock is listed on the OTC Pink Tier of the OTC Markets Group, Inc., an active trading market for shares of our common stock has yet to develop and may never develop. In the event a market may develop in the future, such future market prices for our shares may be volatile.

Our common stock trades under the symbol “SCTH” on the OTC Pink Tier of the OTC Markets Group, Inc. (“OTC Pink”), but an active trading market has yet to develop. We can offer no assurances that an active trading market will ever develop for shares of our common stock.

Further, in the event an active market may develop for shares of our common stock, the market price for our shares may be highly volatile and subject to wide fluctuations in response to various factors, including the following:

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

Moreover, the OTC Pink marketplace is not a recognized stock exchange. Trading of securities on the OTC Pink is often more sporadic and volatile than trading securities listed on a quotation system such as NASDAQ or a stock exchange such as NYSE. We can offer no assurances that shares of our common stock will ever obtain a listing on a recognized stock exchange such as OTCQB, OTCQX, NASDAQ, or NYSE.

If an active trading market never develops, your investment in our common stock would remain very illiquid, and you may not be able to get your original investment returned, much less realize a profit.

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

It is important to note that as of April 13, 2023, we could issue up to an additional 388,160,915 shares of common stock without shareholder consent.

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

As of April 13, 2023, we had 111,850,513 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	30,327,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•	80,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	1,512,085 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges, and the Nasdaq Stock Market, because of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $1,440 per month on a month-to-month basis for the time being.

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

Our common stock is not listed on any securities exchange, and is quoted on the OTC Pink marketplace under the symbol “SCTH.” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter since it first started trading on September 30, 2022. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Our common stock's most recent closing price was $2.15 a share on April 11, 2023.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
Year Ended December 31, 2022
Third Quarter (First date traded was September 30, 2022)	$2.15	$2.15
Fourth Quarter	$3.75	$2.20

Holders of Record

As of April 13, 2023, we had 111,850,513 shares of our common stock issued and outstanding held by approximately 138 stockholders of record.

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

As of March [inert], 2023, we had 111,850,513 shares of common stock issued and outstanding.

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

As of April 13, 2023, we had -0- shares of preferred stock issued or outstanding.

Share Purchase Warrants

As of December 31, 2022, and April 13, 2023, we had no issued or outstanding stock purchase warrants.

Options

As of December 31, 2022, and April 13, 2023, we had no outstanding options to purchase shares of our stock.

Convertible Securities

As of December 31, 2022, and April 13, 2023, we had no convertible or derivative securities issued or outstanding.

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

As of April 13, 2023, we had 111,850,513 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	30,327,000 are freely tradable without restrictions (commonly referred to as the “public float”);

•	80,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	1,512,085 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 13, 2023, we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globex Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration between January 1, 2019 through April 13, 2023.

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

Between May 23, 2022 and June 30, 2022, SecureTech issued 113,500 shares of its common stock, $0.001 par value, to 21 investors in exchange for $113,500 in cash or $1.00 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On August 28, 2022, a Warrant holder exercised 6,000 of his $0.50 Stock Purchase Warrants into 6,000 shares of SecureTech’s common stock. For this warrant exercise, the Warrant holder paid $3,000, or $0.50 a share.

On September 28, 2022, SecureTech issued 7,716 shares of its common stock, $0.001 par value, to two investors in exchange for $13,503 in cash, or $1.75 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Between October 10, 2022 and December 30, 2022, SecureTech issued 75,569 shares of its common stock, $0.001 par value, to seven investors in exchange for $101,995.75 in cash, or about $1.35 per Share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On February 27, 2023, SecureTech issued 11,428 shares of its common stock, $0.001 par value, to one investor in exchange for $20,000 in cash, or about $1.75 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2022, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes, and other information that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to a variety of factors, including without limitations those set forth under the cautionary note regarding “Forward-Looking Statements” contained elsewhere in this Annual Report. Additionally, you should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to evaluate our performance.  We are an emerging business with limited operating history.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administrative expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

As of December 31, 2022, we had incurred ($936,658) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue incurring net losses into future fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the fiscal years ended December 31, 2022 and 2021.

	Fiscal Years Ended December 31,
	2022	2021
Sales	$46,803	$31,713
Cost of goods sold	(12,674)	(8,915)
Gross profit	34,129	22,798
Operating expenses	(516,930)	(131,511)
Loss from operations	(482,261)	(108,713)
Other income	1,335	-
Net loss	$(480,926)	$(108,713)

Sales

Sales for the fiscal year ended December 31, 2022, were $46,803, compared to $31,713 for the same period of 2021, representing an increase of $15,090, or a 47.6% increase compared to the previous fiscal period. These sales were attributable to Top Kontrol and made by Kao Lee, our President and CEO. SecureTech anticipates bringing on new sales personnel during the fiscal year ending December 31, 2023 to accelerate Top Kontrol sales growth and allow Mr. Lee to focus more on research and development of new products and technologies.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors, and then utilizing third-party contract manufacturing facilities to produce our products with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the fiscal year ended December 31, 2022, was $12,674, compared to $8,915 for the same period of 2021. As a percentage of overall sales, the cost of goods sold was 27.1% during the fiscal year ended December 31, 2022, compared to 28.1% for the same fiscal period a year ago.

Gross Profit

Gross profit for the fiscal year ended December 31, 2022, was $34,129, compared to $22,798 for the same period of 2021. Our gross profit margin was 72.9% during the fiscal year ended December 31, 2022, compared to 72.9 % for the same fiscal period a year ago.

Operating Expenses

	Fiscal Years Ended December 31,
	2022	2021
Operating expenses:
General and administrative	$504,316	$124,267
Research and development	12,074	7,245
Operating expenses	$516,390	$131,511

Our operating expenses for the fiscal year consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $516,390 during the fiscal year ended December 31, 2022, compared to $131,511 for the same period of 2021, representing an increase in operating expenses of $384,879, or 292.7%, from the fiscal year ended December 31, 2021. The increase in operating expenses was primarily attributable to (i) the hiring and subsequent termination of a Vice President of Sales and incurring substantial non-cash stock option expenses related to his hiring and firing, (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Loss From Operations

As a result of the foregoing, our loss from operations was ($482,261) during the fiscal year ended December 31, 2022, compared with ($108,713) for the same period of 2021. This $373,547, or 343.6%, increase in our loss from operations was primarily attributable to (i) the hiring and subsequent termination of a Vice President of Sales and incurring substantial non-cash stock option expenses related to his hiring and firing, (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the fiscal year that ended December 31, 2022, we received $1,335 in other income, compared to $-0- for the same period of 2021.

Net Loss

The result was that our net loss was ($480,926) during the fiscal year ended December 31, 2022, compared with ($108,713) for the same period of 2021. This $372,212, or 342.8%, increase in our net loss was primarily attributable to (i) the hiring and subsequent termination of a Vice President of Sales and incurring substantial non-cash stock option expenses related to his hiring and firing, (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Total Stockholders’ Equity.

Our stockholders’ equity was $175,420 as of December 31, 2022.

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

As of December 31, 2022, we had a cashback revolving credit line of $25,000. As of December 31, 2022, we had an outstanding balance of $13,194 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively. SecureTech pays this credit line in full at the end of each billing cycle and does not carry any balances thereby avoiding unnecessary interest expenses.

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

We had net working capital of $170,950 as of December 31, 2022, a decrease of ($79,554), or (31.8%), from net working capital of $250,504 as of December 31, 2021. The ratio of current assets to current liabilities was 7.7-to-1 on December 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended December 31, 2022 and 2021:

	Fiscal Years Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	($301,891)	($109,159)
Investing activities	($5,818)	$-0-
Financing activities	$232,001	$65,894

Net cash used in operating activities during the fiscal year ended December 31, 2022 was ($301,891), an increase of $192,732, or 176.6%, from cash used in operating activities of ($109,159) during the same period of 2021. The increase in our cash used by operating activities was primarily attributable to (i) the hiring and subsequent termination of a Vice President of Sales and incurring significant non-cash stock option expenses related to his hiring, (ii) boosting research and development efforts on our second-generation Top Kontrol product line, and (iii) increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Net cash used in investing activities was ($5,818) during the fiscal year ended December 31, 2022, compared to $-0- used during the same period in 2021. Cash used in investing activities was for purchasing new office equipment during the fiscal year ended December 31, 2022.

Net cash provided by financing activities was $232,001, an increase of $166,107, or 252.1%, from cash generated from financing activities of $65,894 during the same period of 2021. During the fiscal year ended December 31, 2022, we issued an aggregate of 202,785 shares of our common stock in exchange for an aggregate of $232,001 in cash, or about $1.14 a share, compared to the same period in 2021, where we sold an aggregate of 894,000 shares for an aggregate of $222,250 in cash, or about $0.25 a share.

Ongoing and Future Capital Funding Efforts

As of April 13, 2023, SecureTech was preparing a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital and to construct Piranha Blockchain’s first hydroelectric-powered green data center.

Impact of the COVID-19 (Coronavirus) Pandemic

The ongoing COVID-19 pandemic has significantly impacted economic activity and markets worldwide. In response, governmental authorities have periodically imposed, and others in the future may reimpose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary business closures, limitation of business hours, limitations on the number of people in business locations, enhanced requirements on sanitation, social distancing practices, and travel restrictions, among others. Historically, we were restricted in our ability to sell and distribute our products while these restrictive mandates were in place. Should similar future government orders and restrictions go into effect again, it will adversely impact our financial condition and operating results.

The long-term impact of the ongoing COVID-19 pandemic on our financial condition or results of operations remains uncertain, in particular, due to external factors related to the pandemic and as COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. In particular, COVID-19 could have a significant disruption to our supply chain for the products we sell, which could have a material impact on our sales and future earnings. Accordingly, COVID-19 may negatively impact our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current ongoing COVID-19 pandemic and future resurgences and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing, and difficult to predict. Our growth rates during the ongoing COVID-19 pandemic may not be sustainable and may not be indicative of future growth.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 13, 2023, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2023.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of December 31, 2022, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2022 and 2021, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2022 and 2021.

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

Because of this professional installation requirement, SecureTech generally sells its products to and through Certified Top Kontrol Technicians and Authorized Dealers.  When SecureTech sells directly to the end user, product installation still must be performed by authorized SecureTech personnel.

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

[This space intentionally left blank]

Table of ContentsIndex to Financial Statements

Item 8.  Financial Statements and Supplementary Data

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses from operations and has a net capital deficiency which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated

Table of ContentsIndex to Financial Statements

financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Black Scholes Calculations

As discussed in Note 7 to the consolidated financial statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock options.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value. Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations. Additionally, we evaluated management’s disclosure of the Black Scholes calculations in Note 7 of the consolidated financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Firm ID 2738

Houston, TX

April 13, 2023

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2022	2021
Current assets:
Cash and equivalents	$138,318	$214,026
Inventories	27,549	39,975
Deposits	30,674	—
Total current assets	196,541	254,001

Property and equipment, net	$4,470	$—

Total assets:	$201,011	$254,001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,565	$1,160
Credit cards payable	13,194	—
Accrued payroll	5,679	—
Taxes payable	5,153	2,337
Total current liabilities	25,591	3,497

Total liabilities	25,591	3,497

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,839,085 and 113,336,300 shares issued and outstanding, respectively	111,839	113,336
Additional paid-in capital	1,000,239	592,899
Accumulated deficit	(936,658)	(455,731)

Total stockholders’ equity	175,420	250,504

Total liabilities and stockholders’ equity	$201,011	$254,001

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2022	2021

Revenues:
Sales	$46,803	$31,713
Cost of goods sold	12,674	8,915
Gross profit	34,129	22,798

Expenses:
General and administrative	$504,316	$124,267
Research and development	12,074	7,245
Total operating expenses	516,390	131,511

(Loss) from operations	$(482,261)	$(108,713)

Other income (expense)	$1,335	$—

Provision for income taxes	$—	$—

Net (loss)	$(480,926)	$(108,713)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	111,929,796	156,034,210

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2020 to December 31, 2022

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	170,442,300	$170,442	$312,543	($347,018)	$135,967
Issuance of common shares for cash	889,000	889	221,361	—	222,250
Exercise of $0.20 warrants into common shares	5,000	5	995	—	1,000
Cancellation of common shares	(58,000,000)	(58,000)	58,000	—	—
Net loss	—	—	—	(108,713)	(108,713)
Balance, December 31, 2021	113,336,300	$113,336	$592,899	($455,731)	$250,504
Issuance of common shares for cash	188,785	189	224,812	—	225,001
Cancellation of common shares	(1,700,00)	(1,700)	1,700	—	—
Exercise of $0.50 warrants into common shares	14,000	14	6,986	—	7,000
Stock option expense	—	—	173,842	—	173,842
Net loss	—	—	—	(480,927)	(480,927)
Balance, December 31, 2022	111,839,085	$111,839	$1,000,239	($936,658)	$175,420

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(480,926)	$(108,713)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	536	—
Loss on disposal of assets	812	—
Stock option expense	173,842	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	12,426	9,018
Increase (decrease) in accounts payable	405	(175)
Increase (decrease) in credit cards payable	13,194	—
Increase (decrease) in accrued payroll	5,679	—
Decrease (increase) in deposits	(30,674)	—
Increase (decrease) in taxes payable	2,816	842

Net cash used in operating activities	(301,891)	(99,028)

Cash flows from investing activities:
Acquisition of office equipment	$(5,818)	$—
Net cash used in investing activities	$(5,818)	$—

Cash flows from financing activities:
Issuance of common stock for cash	$225,001	$222,250
Exercise of $0.50 warrants into common shares for cash	7,000	1,000
Net cash provided by financing activities	$232,001	$223,250

Net increase (decrease) in cash	(75,708)	124,222

Cash – beginning of period	214,026	89,804

Cash – end of period	$138,318	$214,026

Non-cash financing activities:
Cancellation of common shares	$1,700	$58,000

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

SecureTech is an emerging company focused on developing and marketing advanced security and safety technologies. SecureTech’s products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world’s only anti-theft and anti-carjacking automobile security and safety system. Under its wholly-owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storage, and trading exchanges.

Impact of the COVID-19 (Coronavirus) Pandemic

The ongoing COVID-19 pandemic has significantly impacted economic activity and markets worldwide. In response, governmental authorities have periodically imposed, and others in the future may reimpose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary business closures, limitation of business hours, limitations on the number of people in business locations, enhanced requirements on sanitation, social distancing practices, and travel restrictions, among others. Historically, we were restricted in our ability to sell and distribute our products while these restrictive mandates were in place. Should similar future government orders and restrictions go into effect again, it will adversely impact our financial condition and operating results.

The long-term impact of the ongoing COVID-19 pandemic on our financial condition or results of operations remains uncertain, in particular, due to external factors related to the pandemic and as COVID-19 cases (including the spread of variants or mutant strains) continue to surge in certain parts of the world. In particular, COVID-19 could have a significant disruption to our supply chain for the products we sell, which could have a material impact on our sales and future earnings. Accordingly, COVID-19 may negatively impact our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current ongoing COVID-19 pandemic and future resurgences and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing, and difficult to predict. Our growth rates during the ongoing COVID-19 pandemic may not be sustainable and may not be indicative of future growth.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2022 and 2021.

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

Table of ContentsIndex to Financial Statements

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2022 and 2021, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2022 and 2021.

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

Table of ContentsIndex to Financial Statements

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

Revenue Recognition; Concentration

As of December 31, 2022, the Company had five customers who are Authorized Dealers that each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these five dealers represented 76.2% of the Company’s revenue for the fiscal year ended December 31, 2022.

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

Table of ContentsIndex to Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries in December 31, 2022:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal year ended December 31, 2022, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception.  Further, as of December 31, 2022, the Company had an accumulated deficit of ($936,658).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.  The following table summarizes the Company’s inventories as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Inventories:
Raw materials and work-in-progress	$2,185	$1,955
Finished goods	25,364	38,020
Gross inventories	27,549	39,975
Inventory valuation reserves	—	—
Inventories, net	$27,549	$39,975

Table of ContentsIndex to Financial Statements

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 were as follows, assuming a 21% effective tax rate:

	For the fiscal year ended December 31,
	2022	2021
Current tax provision:
Federal
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred tax provision:
Federal
Loss carryforwards	$196,698	$95,704
Change in valuation allowance	(196,698)	(95,704)

Total deferred tax provision	$—	$—

As of December 31, 2022, the Company had approximately $936,658 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2042.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2022, because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

As of December 31, 2022, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the fiscal year ended December 31, 2022, the Company sold an aggregate of 188,785 shares of its common stock, $0.001 par value, in exchange for $225,001 in cash. These shares were sold pursuant to Regulation D, Rule 506.

During the fiscal year ended December 31, 2022, Warrant Holders exercised 14,000 warrants into 14,000 shares of the Company’s common stock, $0.001 par value, for $7,000 in cash.

Table of ContentsIndex to Financial Statements

Share Cancellations

During the fiscal year ended December 31, 2022, the Company canceled an aggregate of 1,700,000 shares of its common stock. Management continues to explore additional possibilities to cancel and retire shares to reduce the number of issued and outstanding shares of common stock.

As of December 31, 2022, the Company had 111,839,085 shares of common stock issued and outstanding.

NOTE 6 – WARRANTS

As of December 31, 2022, the Company had no warrants issued and outstanding.

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

Warrant Expirations

During the fiscal year ended December 31, 2022, an aggregate of 1,303,900 warrants expired with an average exercise price of $0.35 a share.

A summary of the warrant activity for the fiscal year ended December 31, 2022, is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding on January 1, 2022	1,317,900	$0.40	0.3	$1,124,465
Issued	—	$—	—	$—
Exercised	(14,000)	$0.50	—	$42,700
Expired	(1,303,900)	$0.35	—	$4,172,480
Outstanding on December 31, 2022	—	—	—	—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $3.55 (based on the closing price quoted on the OTC Pink Tier of the OTC Market Group, Inc.) on December 31, 2022, which the warrant holders would have received had those warrant holders exercised their warrants as of that date.

NOTE 7 – STOCK OPTIONS

Employee Stock Options Issuances

During the fiscal year ended December 31, 2022, the Company issued an aggregate of 1,500,000 stock purchase options to Ken Salway, our former Vice President of Sales, as part of his total compensation package. These options had a fixed exercise price of $1.35 a share, vesting between December 31, 2022 and December 31, 2031, and expiring on December 31, 2032.

Table of ContentsIndex to Financial Statements

The options were valued using the Black-Scholes model with a 316.0% volatility rate and discount rate of 2.8% for a total fair value of $1.5 million.

All of these stock options were canceled on October 31, 2022 – the date of his termination.

The Company incurred total expenses of $173,842 related to the issuance and cancellation of these options during the fiscal year ended December 31, 2022.

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

NOTE 9 – CONTINGENCY/LEGAL

As of December 31, 2022, and during the past ten years, no director, person nominated to become a director or executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 10 – SUBSEQUENT EVENTS

Share Issuance

On February 27, 2023, SecureTech issued 11,428 shares of common stock to an investor in exchange for $20,000.00 in cash, or about $1.75 a share.

As of April 13, 2023, SecureTech had 111,850,513 shares of common stock issued and outstanding.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in SecureTech’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating our internal control over financial reporting and related procedures, Management recognizes that because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on Management’s assessment, we have concluded that, as of December 31, 2022, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of December 31, 2022.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Kao Lee	53	President, Chief Executive Officer, and Director
Anthony Vang	51	Treasurer, Secretary, and Director
Abdikarim H. Farah	52	Vice President

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

Abdikarim H. Farah has served as a Vice President since our inception in March 2017.  Mr. Farah is concurrently a Senior Representative at African Resource Group, Inc., a position he has held since 2015.

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party to any legal proceedings during the past ten (10) years that may interfere with their ability or integrity to serve as an officer or a director of SecureTech.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all our directors, officers (including our principal executive officer and our principal financial officer), and employees. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Corporate Secretary at 2355 Highway 36 W, Suite 400, Roseville, MN  55113.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our last three fiscal years. No cash compensation was paid to any of our officers between inception on March 2, 2017 and December 31, 2021.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Kao Lee, President,CEO, and Director	2022 2021 2020	52,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	52,000 0 0
Anthony Vang, Treasurer, Secretary, and Director	2022 2021 2020	26,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Abdikarim Farah, Vice President	2022 2021 2020	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Kenneth Salway, Vice President, Sales (former) (1)	2022 2021 2020	35,278 0 0	0 0 0	0 0 0	173,842 0 0	0 0 0	0 0 0	0 0 0	209,120 0 0

(1)Kenneth Salway was hired as Vice President of Sales on May 16, 2022, with a base salary of $65,000 annually and was awarded 1,500,000 stock options to purchase shares at a fixed price of $1.35 a share. Mr. Salway was terminated on October 31, 2022. This table shows the actual compensation paid to Mr. Salway during his employment along with our expensed costs related to the amortization of his stock options. None of his stock options ever vested and were canceled on October 31, 2022.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for our last three fiscal years. No cash compensation was paid to any of our directors between inception on March 2, 2017 and December 31, 2022.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Kao Lee	0	0	0	0	0	0	0
Anthony Vang	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock options, retirement, pension, or profit-sharing plans for the benefit of our officers and directors.

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

Officer Compensation

We began paying our offices a cash salary on January 1, 2022. Kao Lee now receives a base cash salary of $52,000 annually and Anthony Vang receives a base cash salary of $26,000 annually. We plan on extending cash compensation to our other executive officer and employees during the fiscal year ending December 31, 2023.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  However, we may reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2023, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise noted, each shareholder's mailing address is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

Officers and Directors
Kao Lee, President, CEO, and Director	69,000,000	61.7%
Anthony Vang, Treasurer, Secretary, and Director	10,000,000	8.9%
Abdikarim Farah, Vice President	1,000,000	0.9%
All officers and directors as a group (3 persons)	80,000,000	71.5%

Five Percent Stockholders
None	-	-

(1)Based on 111,850,513 shares issued and outstanding as of April 13, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any plans during the fiscal year ending December 31, 2023.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of SecureTech.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflicts of interest to be reported to our executive officers and/or legal counsel. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our directors have entered into any transactions, arrangements, or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Related Party Transactions

On March 2, 2017, SecureTech entered into a Patent License Agreement with Shongkawh, LLC (“Licensing Agreement”), which is controlled by our executive officers Kao Lee and Anthony Vang (and directly owned by Mr. Lee and his brother, Thao Lee) is deemed a related party.  This Licensing Agreement gives us exclusive use and control of United States Patent No. 8,436,721.

Under the Licensing Agreement terms, ShongKawh will receive a royalty of 2% of all products manufactured under this patent, including our Top Kontrol product.  The 2% royalty is based on SecureTech’s selling price of any products utilizing this patent, which would typically be the wholesale price we offer to distributors.  Royalties are to accrue and be paid in quarterly calendar payments.

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

	For the Fiscal Year Ended December 31,
	2022	2021

Audit Fees	$21,850	$21,200
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$21,850	$21,200

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

(3)Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
4.1	Description of Securities	X
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
14.1	Code of Ethics adopted May 12, 2022		8-K		14.1	5/16/2022
21.1	List of Subsidiaries	X
31.1	Certification of Kao Lee, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X

32.1	Certification of Kao Lee, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Item 16.  Form 10-K Summary

Not applicable.

[This space intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 13th day of April, 2023.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 13, 2023:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director