Form 10-Q
period 2023-03-31
Securetech Innovations, Inc.
filed 2023-05-15
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 15, 2023, was 111,850,513.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS6

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY7

CONSOLIDATED STATEMENTS OF CASH FLOWS8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations15

Item 3. Quantitative and Qualitative Disclosures About Market Risk24

Item 4. Controls and Procedures24

PART II – OTHER INFORMATION

Item 1. Legal Proceedings25

Item 1A. Risk Factors25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds26

Item 3. Default Upon Senior Securities26

Item 4. Mine Safety Disclosures26

Item 5. Other Information26

Item 6. Exhibits26

SIGNATURES27

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” and other similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements (collectively, “forward-looking statements”), but the absence of these words does not mean that a statement is not forward-looking. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

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
•

Our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting

•

Other risks and uncertainties, including those listed in the section titled “Risk Factors” in our contained in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in our . Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to rely unduly on these statements.

The forward-looking statements made in this Quarterly Report are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

As used in this Quarterly Report, the terms "we," "us," "our," "SecureTech," “Registrant,” “Company,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2023 (unaudited)	December 31, 2022
Current assets:
Cash and equivalents	$49,966	$138,318
Inventories	21,133	27,549
Deposits	30,674	30,674
Total current assets	101,773	196,541

Property and equipment, net	$4,224	$4,470

Total assets:	$105,997	$201,011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,454	$1,565
Accrued payroll	5,709	5,679
Credit cards payable	13,150	13,194
Taxes payable	4,223	5,153
Total current liabilities	$24,536	$25,591

Total liabilities	$24,536	$25,591

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 111,850,513 and 111,839,085 shares issued and outstanding, respectively	111,850	111,839
Additional paid-in capital	1,020,228	1,000,239
Accumulated deficit	(1,050,617)	(936,658)

Total stockholders' equity	$81,461	$175,420

Total liabilities and stockholders' equity	$105,997	$201,011

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2023	2022

Revenues:
Sales	$20,050	$9,350
Cost of goods sold	5,285	2,622
Gross profit	14,765	6,728

Operating expenses:
General and administrative	$128,721	62,591
Research and development	885	3,650
Total operating expenses	129,606	66,241

(Loss) from operations	(114,841)	(59,513)

Other income (expense)	$882	$—

Provision for income taxes	—	—

Net (loss)	$(113,959)	$(59,513)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	111,843,148	112,486,300

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the period from December 31, 2021 to March 31, 2023

(unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	113,336,300	$113,336	$592,899	($455,731)	$250,504
Issuance of common shares for cash	188,785	189	224,812	—	225,001
Cancellation of common shares	(1,700,000)	(1,700)	1,700	—	—
Exercise of $0.50 Warrants into common shares	14,000	14	6,986	—	7,000
Stock option expense	—	—	173,842	—	173,842
Net loss	—	—	—	(480,927)	(480,927)
Balance, December 31, 2022	111,839,085	$111,839	$1,000,239	($936,658)	$175,420
Issuance of common shares for cash	11,428	11	19,989	—	20,000
Net loss	—	—	—	(113,959)	(113,959)
Balance, March 31, 2023	111,850,513	$111,850	$1,020,228	($1,050,617)	$81,461

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(113,959)	$(59,513)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	246	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	6,416	2,622
Increase (decrease) in accounts payable	(111)	(795)
Increase (decrease) in credit cards payable	(44)	8,027
Increase (decrease) in accrued payroll	30	—
Increase (decrease) in taxes payable	(930)	353

Net cash used in operating activities	(108,352)	(49,306)

Cash flows from financing activities:
Issuance of common stock for cash	$20,000	$—
Net cash provided by financing activities	$20,000	$—

Net increase (decrease) in cash	(88,352)	(49,306)

Cash – beginning of period	138,318	214,026

Cash – end of period	$49,966	$164,720

Non-cash financing activities:
Cancellation of common shares	$—	$1,700

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The balance sheet as of December 31, 2022, has been derived from audited financial statements.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, filed with the Company's Annual Report on Form 10-K with the Securities and Exchange Commission on April 13, 2023.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2023, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per shares is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2023.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of March 31, 2023:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2023, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of March 31, 2023, the Company had an accumulated deficit of ($1,050,617). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Inventories:
Raw materials and work-in-progress	$2,113	$2,185
Finished goods	19,020	25,364
Gross inventories	21,133	27,549
Inventory valuation reserves	—	—
Inventories, net	$21,133	$27,549

NOTE 4 – DEPOSITS

Refundable deposits are carried on the Company’s balance sheet at their fair market refundable value under current assets. The following table summarizes the Company’s refundable deposits as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deposits:
Security deposit on leased office space	$674	$674
Discounted media purchase agreement deposit	30,000	30,000
Total deposits	$30,674	$30,674

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

As of March 31, the Company had no classes and -0- shares of preferred stock issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the three months ended March 31, 2023, the Company sold an aggregate of 11,428 shares of its common stock, $0.001 par value, in exchange for $20,000 in cash, or about $1.75 a share.

As of March 31, 2023, the Company had 111,850,513 shares of common stock issued and outstanding.

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

NOTE 7 – CONTINGENCY/LEGAL

As of March 31, 2023, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

Corporate Structure

The following diagram illustrates our corporate structure as of March 31, 2023:

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

Industry: Automobile Theft in America

Automobile theft in America continues to soar on an annual basis. In 2022, America witnessed annual car thefts topping 1 million vehicles for the first time in history.

Top Kontrol keeps your car safe when you are not there. Top Kontrol prevents car thieves from stealing your car when parked and unattended. Below is recent data showcasing America’s auto theft crisis during 2022:

1,001,967	Number of US cars stolen in 2022
$8.9 Billion	Value of cars stolen in the US in 2022
$9,166	Average dollar loss per theft
7%	Increase in US car thefts over 2021
23 Seconds	How often a car is stolen in the US

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020, followed by an even sharper rise in carjackings to new record highs in 2021!

Top Kontrol is presently the only known automobile safety device that can thwart an active carjacking attempt without any action by the driver. Below are some highlighted major US cities that experienced record levels of carjackings in 2021:

Increase in Carjackings 2021	US City

343%	Washington, DC
222%	Minneapolis, MN
133%	Chicago, IL
121%	New Orleans, LA
115%	Oakland, CA

Note: As of the date of this Quarterly Report, the FBI had yet to release updated 2022 carjacking statistics.

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with environmental laws. We did not incur environmental expenses in fiscal periods ended March 31, 2023 and December 31, 2022, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of March 31, 2023, we had four employees (two full-time employees and two part-time employees) and three independent commission-based sales representatives.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the three months ended March 23, 2023 and 2022.

	Three months ended March 31,
	2023	2022
Sales	$20,050	$9,350
Cost of goods sold	(5,285)	(2,622)
Gross profit	14,765	6,728
Operating expenses	(129,606)	(66,241)
Loss from operations	(114,841)	(59,513)
Other income	882	-
Net loss	$(113,959)	$(59,513)

Sales

Sales for the three months ended March 31, 2023, were $20,050, compared to $9,350 for the same period of 2022, representing an increase of $10,700, or a 114.4% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended March 31, 2023, was $5,285, compared to $2,622 for the same period of 2022. As a percentage of overall sales, the cost of goods sold was 26.4% during the three months ended March 23, 2023, compared to 28.0% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended March 31, 2023, was $14,765, compared to $6,728 for the same period of 2022. Our gross profit margin was 73.6% during the three months ended March 31, 2023, compared to 72.0% for the same fiscal period a year ago.

Operating Expenses

	Three Months Ended March 31,
	2023	2022
Operating expenses:
General and administrative	$128,721	$62,591
Research and development	885	3,650
Operating expenses	$129,606	$66,241

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $129,606 during the three months ended March 31, 2023, compared to $66,241 for the same period of 2022, representing an increase in operating expenses of $63,365, or 95.7%, from the three months ended March 31, 2022. The increase in operating expenses was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Loss From Operations

As a result of the foregoing, our loss from operations was ($114,841) during the three months ended March 31, 2023, compared with ($59,513) for the same period of 2022. This $55,328, or 93.0%, increase in our loss from operations was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the three months that ended March 31, 2023, we received $882 in other income, compared to $-0- for the same period of 2022.

Net Loss

The result was that our net loss was ($113,959) during the three months ended March 31, 2023, compared with ($59,513) for the same period of 2022. This $54,446, or 91.5%, increase in our net loss was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Total Stockholders’ Equity.

Our stockholders’ equity was $81,461 as of March 31, 2023.

Liquidity and Capital Resources

Our principal demands for liquidity are related to our efforts to generate sales, manufacturing inventory, and expenditures related to sales, regulatory compliance, and general corporate purposes. We intend to meet our liquidity demands, including capital expenditures related to the manufacture of inventory and the expansion of our business, primarily through cash flow provided by operations and sales of our securities.

As of March 31, 2023, we had a cashback revolving credit line of $25,000. As of March 31, 2023, we had an outstanding balance of $13,150 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively. SecureTech will pay this credit line in full at the end of each billing cycle and does not intend to carry any balances to avoid unnecessary interest expenses.

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

We had net working capital of $77,237 as of March 31, 2023, a decrease of ($93,713), or (54.8%), from net working capital of $170,950 as of December 31, 2022. The ratio of current assets to current liabilities was 4.1-to-1 on March 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March,
	2023	2022
Cash provided by (used in):
Operating activities	($108,352)	($49,306)
Financing activities	$20,000	-

Net cash used in operating activities was ($108,352), an increase of $59,046, or 119.8%, from cash used in operating activities of ($49,306) during the same period of 2022. The increase in our cash used by operating activities was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Net cash provided by financing activities was $20,000, an increase of $20,000 from cash generated from financing activities of $-0- during the same period of 2022. During the three months ended March 31, 2023, we issued an aggregate of 11,428 shares of our common stock in exchange for an aggregate of $20,000.

Ongoing and Future Capital Funding Efforts

As of May 15, 2023, SecureTech was preparing a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital and to build Piranha Blockchain’s first hydroelectric-powered green data center.

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

Off-Balance Sheet Operations

As of March 31, 2023, we had no off-balance sheet activities or operations.

Contractual Obligations

As of March 31, 2023, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2023.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in SecureTech’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Based on Management’s assessment, we have concluded that, as of March 31, 2023, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of March 31, 2023.

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

SECURETECH INNOVATIONS, INC.

Dated: May 15, 2023	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: May 15, 2023	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director