Form 10-Q
period 2023-06-30
Securetech Innovations, Inc.
filed 2023-08-14
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 14, 2023, was 79,850,513.

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

SIGNATURES29

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SecureTech,” “Registrant,” “Company,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2023 (unaudited)	December 31, 2022
Current assets:
Cash and equivalents	$10,516	$138,318
Inventories	16,401	27,549
Deposits	1,174	30,674
Total current assets	28,091	196,541

Property and equipment, net	$3,978	$4,470

Total assets:	$32,069	$201,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,295	$1,565
Accrued payroll	21,255	5,679
Credit cards payable	11,056	13,194
Taxes payable	4,088	5,153
Total current liabilities	$55,694	$25,591

Total liabilities	$55,694	$25,591

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 2,500 and -0- shares issued and outstanding, respectively	3	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 86,850,513 and 111,839,085 shares issued and outstanding, respectively	86,850	111,839
Additional paid-in capital	1,045,225	1,000,239
Accumulated deficit	(1,155,703)	(936,658)

Total stockholders’ equity (deficit)	$(23,625)	$175,420

Total liabilities and stockholders’ equity	$32,069	$201,011

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Revenues:
Sales	$17,550	$7,803	$37,600	$17,153
Cost of goods sold	4,732	2,068	10,017	4,690
Gross profit	12,818	5,735	27,583	12,463

Expenses:
General and administrative	$112,556	$103,647	$241,277	$166,238
Research and development	5,876	5,302	6,761	8,952
Total expenses	118,432	108,949	248,038	175,190

(Loss) from operations	(105,614)	(103,214)	(220,455)	(162,727)

Other income (expense)	$528	1,215	$1,410	$1,215

Provision for income taxes	—	—	—	—

Net (loss)	$(105,086)	$(101,999)	$(219,045)	$(161,512)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	107,608,755	111,657,284	107,703,268	112,076,577

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2021 to June 30, 2023

(unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	—	113,336,300	$113,336	$592,899	$(455,731)	$250,504
Issuance of common shares for cash	—	—	188,785	189	224,812	—	225,001
Cancellation of common shares	—	—	(1,700,000)	(1,700)	1,700	—	—
Exercise of $0.50 Warrants into common shares	—	—	14,000	14	6,986	—	7,000
Stock option expense	—	—	—	—	173,842	—	173,842
Net loss	—	—	—	—	—	(480,927)	(480,927)
Balance, December 31, 2022	—	—	111,839,085	$111,839	$1,000,239	$(936,658)	$175,420
Issuance of common shares for cash	—	—	11,428	11	19,989	—	20,000
Share exchange	2,500	3	(25,000,000)	(25,000)	24,997	—	—
Net loss	—	—	—	—	—	(219,045)	(219,045)
Balance, June 30, 2023	2,500	$3	86,850,513	$86,850	$1,045,225	$(1,155,703)	$(23,625)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(219,045)	$(161,512)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	492	114
Stock option expense	—	18,488
Changes in operating assets and liabilities:
Decrease (increase) in inventories	11,148	4,892
Increase (decrease) in accounts payable	17,730	108
Decrease (increase) in deposits	29,500	—
Increase (decrease) in credit cards payable	(2,138)	10,765
Increase (decrease) in accrued payroll	15,576	—
Increase (decrease) in taxes payable	(1,065)	210

Net cash used in operating activities	(147,802)	(126,935)

Cash flows from investing activities:
Acquisition of office equipment	$—	$(3,423)
Net cash used in investing activities	$—	$(3,423)

Cash flows from financing activities:
Issuance of common stock for cash	$20,000	$113,501
Net cash provided by financing activities	$20,000	$113,501

Net increase (decrease) in cash	(127,802)	(16,857)

Cash – beginning of period	138,318	214,026

Cash – end of period	$10,516	$197,169

Non-cash financing activities:
Exchange of common shares for preferred shares	$25,000	$—
Cancellation of common shares	$—	$1,700

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

SecureTech is an emerging growth company focused on developing and marketing advanced security and safety technologies. SecureTech’s products preserve life, protect property, and prevent crime. Under the Top Kontrol brand, SecureTech currently sells the world’s only anti-theft and anti-carjacking automobile security and safety system. Under its wholly owned Piranha subsidiaries, SecureTech intends to develop and acquire secure green energy data centers, advanced cybersecurity technologies, blockchain and cryptocurrency systems, and platforms for mining, storage, and trading exchanges.

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

Operating results for the six months ended June 30, 2023, are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on April 13, 2023.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2023, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2023.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

The Company’s primary revenue source is from selling our Top Kontrol product. We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician. To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by the Company. Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty.

Because of this professional installation requirement, the Company sells its products to and through Authorized Dealers and Certified Top Kontrol Technicians. In the instances where the Company sells directly to the end user, product installation must be performed by authorized Company personnel.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of June 30, 2023:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2023, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of June 30, 2023, the Company had an accumulated deficit of ($1,155,703). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of June 301, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Inventories:
Raw materials and work-in-progress	$2,113	$2,185
Finished goods	14,288	25,364
Gross inventories	16,401	27,549
Inventory valuation reserves	—	—
Inventories, net	$16,401	$27,549

NOTE 4 – DEPOSITS

Refundable deposits are carried on the Company’s balance sheet at their fair market refundable value under current assets. The following table summarizes the Company’s refundable deposits as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deposits:
Security deposit on leased office space	$674	$674
Refundable legal retainer	500	—
Discounted media purchase agreement deposit	—	30,000
Total deposits	$1,174	$30,674

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

On May 31, 2023, the Company’s Board of Directors created a new class of preferred stock designated as Series A Preferred Stock, $0.001 par value. The Company may issue up to 250,000 shares of Series A Preferred Stock with the following terms, rights, and privileges:

Designation and Amount

This class of preferred stock shall be designated Series A Preferred Stock (“Preferred Stock”), $0.001 par value.  The Corporation’s Board of Directors may issue up to two-hundred fifty thousand (250,000) shares of this Preferred Stock.

Rank	The Preferred Stock shall rank superior to the Corporation’s common stock and all other classes, including currently outstanding or future preferred stock designations.

Dividends

The Preferred Stock is eligible for all legal dividends as may be approved by the Corporation’s Board of Directors.  If a dividend is declared across multiple classes of stock, the amount of any dividend to be received by holders of the Preferred Stock shall be calculated on a fully diluted, pro-rata basis with the other classes of stock participating in said dividend.

Voting Rights

Holders of the Preferred Stock shall have the right to vote on all matters with holders of common stock (and other eligible classes of preferred stock, if any) by aggregating votes into one (1) voting class of stock.  Each share of Preferred Stock shall have ten thousand (10,000) votes for any election or other voting matter placed before the shareholders of the Corporation, regardless if the vote is taken with or without a shareholders’ meeting.  Holders of the Preferred Stock may not cumulate their votes in any voting matter.

On May 31, 2023, the Company issued 2,500 Series A Preferred Stock shares pursuant to a Share Exchange Agreement.

As of June 30, 2023, the Company had one class of preferred stock, Series A Preferred Stock, and 2,500 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the six months ended June 30, 2023, the Company sold an aggregate of 11,428 shares of its common stock, $0.001 par value, in exchange for $20,000 in cash, or about $1.75 a share.

Share Exchange and Cancellation

On May 31, 2023, the Company entered into a Share Exchange Agreement whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for 25,000,000 shares of its common stock. The shares of common stock received were subsequently canceled. No consideration was paid or received in connection to the share exchange, which also is deemed a non-taxable event pursuant to Section 351 of the Internal Revenue Code.

As of June 30, 2023, the Company had 86,850,513 shares of common stock issued and outstanding.

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

NOTE 7 – CONTINGENCY/LEGAL

As of June 30, 2023, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 8 – SUBSEQUENT EVENTS

Share Exchange and Cancellation

On June 10, 2023, the Company entered into a series of Share Exchange Agreements whereby it issued an aggregate of 700 shares of its Series A Preferred Stock in exchange for 7,000,000 shares of its common stock. The shares of common stock received were subsequently canceled.

As of August 14, 2023, the Company had 79,850,513 shares of common stock issued and outstanding.

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

Business Overview

SecureTech is an emerging growth company that develops and markets security and safety devices and technologies – our products preserve life, protect property, and prevent crime. SecureTech is the maker of Top Kontrol®, the only anti-theft and anti-carjacking system known that can safely stop a carjacking without any action by the driver. SecureTech is developing advanced cybersecurity technologies for blockchain and cryptocurrency systems and platforms involving cryptocurrency mining, digital asset storage and protection, and trading exchanges through its Piranha Blockchain subsidiary.

Corporate Structure

The following diagram illustrates our corporate structure as of June 30, 2023:

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

Top Kontrol

Top Kontrol is the world’s most advanced anti-theft and anti-carjacking system. Unlike our competitors’ products that only protect a vehicle from unattended theft, Top Kontrol takes vehicle security and passenger safety to the next level – prioritizing the driver’s and passengers’ safety. Top Kontrol is presently the only automobile security and personal safety system able to thwart an active carjacking attempt without any action by the driver.

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

SecureTech competes against better-established competitors with more significant financial resources and longer operating histories. Our competitors’ resources and market presence may give them considerable advantages in marketing, purchasing, and negotiating leverage. Some of our better-known competitors include Viper (www.viper.com), Clifford (www.clifford.com), and OnStar (www.onstar.com). In addition to these known competitors, we are competing with lesser-known competitors and competitors presently not known to us or possibly, not even formed yet.

Our targeted industry is sufficiently large enough that we should be able to compete successfully against our competitors with our existing and future products. However, it is essential to note that the underlying product technology is constantly evolving and expanding, with new competitors continuously innovating better products that could eventually outperform our then-offered products or, worse, possibly render them obsolete.

Manufacturing

SecureTech uses US-based contract manufacturers to manufacture its products, with final assembly performed at SecureTech’s Minnesota headquarters. SecureTech has no long-term or exclusivity agreements with any contract manufacturer and is free to change or negotiate with new contract manufacturers at its sole discretion.

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

Government Regulation

Our products are designed to meet all known existing or proposed governmental regulations. We currently meet all applicable standards for approvals by government regulatory agencies for our products and services.

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in fiscal periods ended June 30, 2023 and December 31, 2022, nor do we anticipate environmental expenses in the foreseeable future.

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

In addition to such factors as innovation, technological expertise, and experienced personnel, we believe robust product offerings that we continue to upgrade and enhance will keep us competitive. We will seek patent protection for significant technological improvements that we make. We have an ongoing policy of filing patent applications to seek legal protections for our products and technologies’ novel features. Before filing and granting patents, our policy is to disclose critical elements to patent counsel and maintain these features as trade secrets before product introduction. Patent applications may not result in issued patents covering all-important claims and could be denied in their entirety.

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

Employees

As of June 30, 2023, we had five employees (two full-time employees and three part-time employees) and three independent commission-based sales representatives.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the three months ended June 30, 2023 and 2022.

	Three months ended June 30,
	2023	2022
Sales	$17,550	$7,803
Cost of goods sold	(4,732)	(2,068)
Gross profit	12,818	5,735
Operating expenses	(118,432)	(108,949)
Loss from operations	(105,614)	(103,214)
Other income	528	1,215
Net loss	$(105,086)	$(101,999)

Sales

Sales for the three months ended June 30, 2023, were $17,550, compared to $7,803 for the same period of 2022, representing an increase of $9,747, or a 124.9% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended June 30, 2023, was $4,732, compared to $2,068 for the same period of 2022. As a percentage of overall sales, the cost of goods sold was 27.0% during the three months ended June 30, 2023, compared to 26.5% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended June 30, 2023, was $12,818, compared to $5,735 for the same period of 2022. Our gross profit margin was 73.0% during the three months ended June 30, 2023, compared to 73.5% for the same fiscal period a year ago.

Operating Expenses

	Three Months Ended June 30,
	2023	2022
Operating expenses:
General and administrative	$112,556	$103,647
Research and development	5,876	5,302
Operating expenses	$118,432	$108,949

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $118,432 during the three months ended June 30, 2023, compared to $108,949 for the same period of 2022, representing an increase in operating expenses of $9,483, or 8.7%, from the three months ended June 30, 2022. The increase in operating expenses was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Loss From Operations

As a result of the foregoing, our loss from operations was ($105,614) during the three months ended June 30, 2023, compared with ($103,214) for the same period of 2022. This $2,400, or 2.3%, increase in our loss from operations was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the three months that ended June 30, 2023, we received $528 in other income, compared to $1,215 for the same period of 2022.

Net Loss

The result was that our net loss was ($105,086) during the three months ended June 30, 2023, compared with ($101,999) for the same period of 2022. This $3,087, or 3.0%, increase in our net loss was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,
	2023	2022
Sales	$37,600	$17,153
Cost of goods sold	(10,017)	(4,690)
Gross profit	27,583	12,463
Operating expenses	(248,038)	(175,190)
Loss from operations	(220,455)	(162,727)
Other income	1,410	1,215
Net loss	$(219,045)	$(161,512)

Sales

Sales for the six months ended June 30, 2023, were $37,600, compared to $17,153 for the same period of 2022, representing an increase of $20,447, or a 119.2% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the six months ended June 30, 2023, was $10,017, compared to $4,690 for the same period of 2022. As a percentage of overall sales, the cost of goods sold was 26.6% during the six months ended June 30, 2023, compared to 27.3% for the same fiscal period a year ago.

Gross Profit

Gross profit for the six months ended June 30, 2023, was $27,583, compared to $12,463 for the same period of 2022. Our gross profit margin was 73.4% during the six months ended June 30, 2023, compared to 72.7% for the same fiscal period a year ago.

Operating Expenses

	Six Months Ended June 30,
	2023	2022
Operating expenses:
General and administrative	$241,277	$166,238
Research and development	6,761	8,952
Operating expenses	$248,038	$175,190

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $248,038 during the six months ended June 30, 2023, compared to $175,190 for the same period of 2022, representing an increase in operating expenses of $72,848, or 41.6%, from the six months ended June 30, 2022. The increase in operating expenses was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Loss From Operations

As a result of the foregoing, our loss from operations was ($220,455) during the six months ended June 30, 2023, compared with ($162,727) for the same period of 2022. This $57,728, or 35.5%, increase in our loss from operations was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the six months that ended June 30, 2023, we received $1,410 in other income, compared to $1,215 for the same period of 2022.

Net Loss

The result was that our net loss was ($219,045) during the six months ended June 30, 2023, compared with ($161,512) for the same period of 2022. This $57,533, or 35.6%, increase in our net loss was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Total Stockholders’ Deficit

Our stockholders’ deficit was ($23,625) as of June 30, 2023.

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

As of June 30, 2023, we had a cashback revolving credit line of $15,000. As of June 30, 2023, we had an outstanding balance of $11,056 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

We rely primarily on internally generated cash flow and available working capital to support operations and growth and are constantly exploring additional new capital sources. Without limiting our options, future financings will most likely be through the sale of additional shares of our common stock. We may also include warrants, options, and/or rights in conjunction with any future issuances of our common stock. However, we can give no assurance that future financing will be available to us and, if available to us, in amounts or on terms acceptable to us.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023 and 2022:

	Six Months Ended March,
	2023	2022
Cash provided by (used in):
Operating activities	($147,802)	($126,935)
Investing activities	-	(3,423)
Financing activities	$20,000	$113,501

Net cash used in operating activities was ($147,82), an increase of $20,867, or 16.4%, from cash used in operating activities of ($126,935) during the same period of 2022. The increase in our cash used by operating activities was primarily attributable to increases in legal, accounting, and regulatory compliance expenses. As SecureTech grows and expands, we anticipate these expenses will continue rising.

Net cash used in investing activities was $-0- for the six months ended June 30, 2023 compared to ($3,423) for the same period a year ago.

Net cash provided by financing activities was $20,000, an increase of $20,000 from cash generated from financing activities of $113,501 during the same period of 2022. During the six months ended June 30, 2023, we issued an aggregate of 11,428 shares of our common stock in exchange for an aggregate of $20,000.

Ongoing and Future Capital Funding Efforts

As of August 14, 2023, SecureTech was preparing a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital and to build Piranha Blockchain’s first hydroelectric-powered green data center.

Impact of the COVID-19 (Coronavirus) Pandemic

The ongoing COVID-19 pandemic has significantly impacted economic activity and markets worldwide. In response, governmental authorities have periodically imposed, and others in the future may reimpose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders, and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary business closures, limitation of business hours, limitations on the number of people in business locations, enhanced requirements on sanitation, social distancing practices, and travel restrictions, among others. Historically, we were restricted in selling and distributing our products while these restrictive mandates were in place. Should similar future government orders and restrictions go into effect again, it will adversely impact our financial condition and operating results.

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

Off-Balance Sheet Operations

As of June 30, 2023, we had no off-balance sheet activities or operations.

Contractual Obligations

As of June 30, 2023, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2023.

Revenue Recognition

Effective January 1, 2018, SecureTech adopted ASC 606 — Revenue from Contracts with Customers.

SecureTech’s primary revenue source is from selling our Top Kontrol product. We began selling Top Kontrol in late April 2020.

Top Kontrol requires installation by a Certified Top Kontrol Technician. To become a Certified Top Kontrol Technician, an automotive technician must complete a one-day hands-on course hosted by SecureTech. Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty.

Because of this professional installation requirement, SecureTech generally sells its products to and through Certified Top Kontrol Technicians. When SecureTech sells directly to the end user, product installation is performed by authorized SecureTech personnel.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on SecureTech’s financial position, results of operations, or cash flows.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of June 30, 2023, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to SecureTech. The Board of Directors is comprised of two (2) members, both of whom also serve as executive officers. As a result, there is a lack of independent oversight of the management team, a lack of independent review of our operating and financial results, and a lack of independent review of disclosures made by SecureTech; and

•	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of June 30, 2023.

Management believes to cure the material weaknesses, SecureTech needs to take the following steps:

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

Because the remedial actions require hiring additional personnel at a substantial cost, these material weaknesses can be expected to remain unremediated until SecureTech can generate sufficient revenues and/or raise significant outside funding necessary to remedy these material weaknesses. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

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

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is subject to inherent uncertainties for which the outcome cannot be predicted. Any adverse result in these or other legal matters could arise and cause harm to our business. We currently are not a party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in aggregate be reasonably expected to have a material adverse effect on our business.

Item 1A. Risk Factors

Not applicable since we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
3.4	Certificate of Designation of Series A Preferred Stock		8-K		3.4	6/2/2023
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
14.1	Code of Ethics adopted May 12, 2022		8-K		14.1	5/16/2022

31.1	Certification of Kao Lee, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification of Kao Lee, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: August 14, 2023	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 14, 2023	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director