Form 10-Q
period 2023-09-30
Securetech Innovations, Inc.
filed 2023-11-13
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November [insert], 2023, was 79,859,655.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in our Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2023 (unaudited)	December 31, 2022
Current assets:
Cash and equivalents	$7,766	$138,318
Inventories	15,207	27,549
Deposits	1,174	30,674
Total current assets	24,147	196,541

Property and equipment, net	$3,732	$4,470

Total assets:	$27,879	$201,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,344	$1,565
Accrued payroll	51,382	5,679
Credit cards payable	10,867	13,194
Taxes payable	6,923	5,153
Total current liabilities	$103,516	$25,591

Total liabilities	$103,516	$25,591

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 3,200 and -0- shares issued and outstanding, respectively	3	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 79,859,655 and 111,839,085 shares issued and outstanding, respectively	79,860	111,839
Additional paid-in capital	1,068,215	1,000,239
Accumulated deficit	(1,223,715)	(936,658)

Total stockholders’ equity (deficit)	$(75,637)	$175,420

Total liabilities and stockholders’ equity	$27,879	$201,011

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenues:
Sales	$4,450	$8,525	$42,050	$25,678
Cost of goods sold	1,194	2,275	11,211	6,965
Gross profit	3,256	6,250	30,839	18,713

Expenses:
General and administrative	$69,906	$128,425	$311,183	$294,663
Research and development	1,740	—	8,501	8,952
Total expenses	71,646	128,425	319,684	303,615

(Loss) from operations	(68,390)	(122,175)	(288,845)	(284,902)

Other income (expense)	$378	425	$1,788	$1,640

Provision for income taxes	—	—	—	—

Net (loss)	$(68,012)	$(121,750)	$(287,057)	$(283,262)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	80,615,730	111,757,414	98,574,867	111,969,441

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from December 31, 2021 to September 30, 2023

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	—	113,336,300	$113,336	$592,899	($455,731)	$250,504
Cancellation of common shares	—	—	(1,700,000)	(1,700)	1,700	—	—
Net loss	—	—	—	—	—	(59,513)	(59,513)
Balance, March 31, 2022	—	—	111,636,300	$111,636	$594,599	($515,244)	$190,991
Issuance of common shares for cash	—	—	113,500	114	113,387	—	113,501
Stock option expense	—	—	—	—	18,488	—	18,488
Net loss	—	—	—	—	—	(101,999)	(101,999)
Balance, June 30, 2022	—	$—	111,749,800	$111,750	$726,474	($617,243)	$220,981
Issuance of common shares for cash	—	—	7,716	8	13,495	—	13,503
Exercise of $0.50 warrants into common shares	—	—	6,000	6	2,994	—	3,000
Stock option expense	—	—	—	—	37,797	—	37,797
Net loss	—	—	—	—	—	(121,750)	(121,750)
Balance, September 30, 2022	—	$—	111,763,516	$111,764	$780,760	($738,993)	$153,531

Balance, December 31, 2022	—	$—	111,839,085	$111,839	$1,000,239	($936,658)	$175,420
Issuance of common shares for cash	—	—	11,428	11	19,989	—	20,000
Net loss	—	—	—	—	—	(113,959)	(113,959)
Balance, March 31, 2023	—	$—	111,850,513	$111,850	$1,020,228	($1,050,617)	$81,461
Share exchange	2,500	3	(25,000,000)	(25,000)	24,997	—	—
Net loss	—	—	—	—	—	(105,086)	(105,086)
Balance, June 30, 2023	2,500	$3	86,850,513	$86,850	$1,045,225	($1,155,703)	($23,625)
Issuance of common shares for cash	—	—	9,142	10	15,990	—	16,000
Share exchange	700	—	(7,000,000)	(7,000)	7,000	—	—
Net loss	—	—	—	—	—	(68,012)	(68,012)
Balance, September 30, 2023	3,200	$3	79,859,655	$79,860	$1,068,215	($1,223,715)	$(75,637)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(287,057)	$(283,262)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	738	322
Stock option expense	—	56,285
Changes in operating assets and liabilities:
Decrease (increase) in inventories	12,342	6,716
Increase (decrease) in accounts payable	32,779	324
Decrease (increase) in deposits	29,500	(30,674)
Increase (decrease) in credit cards payable	(2,327)	15,415
Increase (decrease) in accrued payroll	45,703	—
Increase (decrease) in taxes payable	1,770	1,706

Net cash used in operating activities	(166,552)	(233,168)

Cash flows from investing activities:
Acquisition of office equipment	$—	$(4,535)
Net cash used in investing activities	$—	$(4,535)

Cash flows from financing activities:
Issuance of common stock for cash	$36,000	$127,004
Exercise of warrants into common shares for cash	—	3,000
Net cash provided by financing activities	$36,000	$130,004

Net increase (decrease) in cash	(130,552)	(107,699)

Cash – beginning of period	138,318	214,026

Cash – end of period	$7,765	$106,327

Non-cash financing activities:
Exchange of common shares for preferred shares	$32,000	$—
Cancellation of common shares	$—	$1,700

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Operating results for the nine months ended September 30, 2023, are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on April 13, 2023.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended September 30, 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2023, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2023.

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

As is standard in the industry, we will only accept returns from active customers. If a customer discontinues conducting business with us, we have no further obligation to accept additional product returns from that customer.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of September 30, 2023:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended September 30, 2023, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of September 30, 2023, the Company had an accumulated deficit of ($1,223,715). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Inventories:
Raw materials and work-in-progress	$2,113	$2,185
Finished goods	13,094	25,364
Gross inventories	15,207	27,549
Inventory valuation reserves	—	—
Inventories, net	$15,207	$27,549

NOTE 4 – DEPOSITS

Refundable deposits are carried on the Company’s balance sheet at their fair market refundable value under current assets. The following table summarizes the Company’s refundable deposits as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Deposits:
Security deposit on leased office space	$674	$674
Refundable legal retainer	500	—
Discounted media purchase agreement deposit	—	30,000
Total deposits	$1,174	$30,674

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

During the nine months ended September 30, 2023, the Company issued 3,200 Series A Preferred Stock shares pursuant to Share Exchange Agreements with four stockholders.

As of September 30, 2023, the Company had one class of preferred stock, Series A Preferred Stock, and 3,200 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the nine months ended September 30, 2023, the Company sold an aggregate of 20,570 shares of its common stock, $0.001 par value, in exchange for $36,000 in cash, or about $1.75 a share.

Share Exchange and Cancellations

During the nine months ended September 30, 2023, the Company entered into a series of Share Exchange Agreements whereby it issued 3,200 shares of its Series A Preferred Stock in exchange for an aggregate of 32,000,000 shares of its common stock. Kao Lee, the Company’s President and CEO participated in this share exchange and tendered 25,000,000 shares of his common stock in exchange for 2,500 shares of Series A Preferred Stock.

All of the shares of common stock received in this stock exchange were subsequently canceled. No consideration was paid or received in connection to the share exchange, which also is deemed a non-taxable event pursuant to Section 351 of the Internal Revenue Code.

As of September 30, 2023, the Company had 79,859,655 shares of common stock issued and outstanding.

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

NOTE 7 – CONTINGENCY/LEGAL

As of September 30, 2023, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

Corporate Structure

The following diagram illustrates our corporate structure as of September 30, 2023:

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

Top Kontrol keeps your car safe when you are not there. Top Kontrol prevents car thieves from stealing your car when parked and unattended. Below is recent data showcasing America’s auto theft crisis during 2022:

1,001,967	Number of US cars stolen in 2022
$8.9 Billion	Value of cars stolen in the US in 2022
$9,166	Average dollar loss per theft
7%	Increase in US car thefts over 2021
23 Seconds	How often a car is stolen in the US

Industry: Carjackings Skyrocketing

Carjackings more than doubled during 2020, followed by an even sharper rise to new record highs in 2021!

Below are some highlighted major US cities that experienced record levels of carjackings in 2021:

Increase in Carjackings 2021	US City

14%	Washington, DC
222%	Minneapolis, MN
133%	Chicago, IL
121%	New Orleans, LA
115%	Oakland, CA

According to the latest statistics from the National Crime Information Center, carjackings in the United States increased by 21% from 2021 to 2022, topping the previous record highs experienced in 2021.

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

SecureTech competes against better-established competitors with more significant financial resources and longer operating histories. Our competitors’ resources and market presence may give them considerable advantages in marketing, purchasing, and negotiating leverage. Some of our better-known competitors include Viper (www.viper.com), Clifford (www.clifford.com), and OnStar (www.onstar.com). In addition to these known competitors, we are competing with lesser-known competitors and competitors presently not known to us or, possibly, not even formed yet.

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in fiscal periods ended September 30, 2023 and December 31, 2022, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of September 30, 2023, we had five employees (two full-time employees and three part-time employees) and three independent commission-based sales representatives.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the three months ended September 30, 2023 and 2022.

	Three months ended September 30,
	2023	2022
Sales	$4,450	$8,525
Cost of goods sold	(1,194)	(2,275)
Gross profit	3,256	6,250
Operating expenses	(71,646)	(128,425)
Loss from operations	(68,390)	(122,175)
Other income	378	425
Net loss	$(68,012)	$(121,750)

Sales

Sales for the three months ended September 30, 2023, were $4,450, compared to $8,525 for the same period of 2022, representing a decrease of ($4,075), or a (47.8%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended September 30, 2023, was $1,194, compared to $2,275 for the same period of 2022. As a percentage of overall sales, the cost of goods sold was 26.8% during the three months ended September 30, 2023, compared to 26.7% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended September 30, 2023, was $3,256, compared to $6,250 for the same period of 2022. Our gross profit margin was 73.2% during the three months ended September 30, 2023, compared to 73.3% for the same fiscal period a year ago.

Operating Expenses

	Three Months Ended September 30,
	2023	2022
Operating expenses:
General and administrative	$69,906	$128,425
Research and development	1,740	-
Operating expenses	$71,646	$128,425

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $71,646 during the three months ended September 30, 2023, compared to $128,425 for the same period of 2022, representing a decrease in operating expenses of ($56,779), or (44.2%), from the three months ended September 30, 2022. The decrease in operating expenses was primarily attributable to reduced payroll expenses.

Loss From Operations

As a result of the foregoing, our loss from operations was ($68,390) during the three months ended September 30, 2023, compared with ($122,175) for the same period of 2022. This ($53,785), or (44.0%), decrease in our loss from operations was primarily attributable to reduced payroll expenses.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the three months that ended September 30, 2023, we received $378 in other income, compared to $425 for the same period of 2022.

Net Loss

The result was that our net loss was ($68,012) during the three months ended September 30, 2023, compared with ($121,750) for the same period of 2022. This ($53,738), or (44.1%), decrease in our net loss was primarily attributable to reduced payroll expenses.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,
	2023	2022
Sales	$42,050	$25,678
Cost of goods sold	(11,211)	(6,965)
Gross profit	30,839	18,713
Operating expenses	(319,684)	(303,615)
Loss from operations	(288,845)	(284,902)
Other income	1,788	1,640
Net loss	$(287,057)	$(283,262)

Sales

Sales for the nine months ended September 30, 2023, were $42,050, compared to $25,678 for the same period of 2022, representing an increase of $16,372, or a 63.8% increase compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the nine months ended September 30, 2023, was $11,211, compared to $6,965 for the same period of 2022. As a percentage of overall sales, the cost of goods sold was 26.7% during the nine months ended September 30, 2023, compared to 27.1% for the same fiscal period a year ago.

Gross Profit

Gross profit for the nine months ended September 30, 2023, was $30,839, compared to $18,713 for the same period of 2022. Our gross profit margin was 73.3% during the nine months ended September 30, 2023, compared to 72.9% for the same fiscal period a year ago.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022
Operating expenses:
General and administrative	$311,183	$294,663
Research and development	8,501	8,952
Operating expenses	$319,684	$303,615

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $319,684 during the nine months ended September 30, 2023, compared to $303,615 for the same period of 2022, representing an increase in operating expenses of $16,070, or 5.3%, from the nine months ended September 30, 2022. The increase in operating expenses was primarily attributable to increased advertising expenses that were mostly offset by reduced payroll expenses.

Loss From Operations

As a result of the foregoing, our loss from operations was ($288,845) during the nine months ended September 30, 2023, compared with ($284,902) for the same period of 2022. This $3,943, or 1.4%, increase in our loss from operations was primarily attributable to increased advertising expenses that were mostly offset by reduced payroll expenses.

Other Income

Our other income is comprised of bank interest received on cash deposits and cashback rewards generated from a bank credit card. During the nine months that ended September 30, 2023, we received $1,788 in other income, compared to $1,640 for the same period of 2022.

Net Loss

The result was that our net loss was ($287,057) during the nine months ended September 30, 2023, compared with ($283,262) for the same period of 2022. This $3,795, or 1.3%, increase in our net loss was primarily attributable to increased advertising expenses that were mostly offset by reduced payroll expenses.

Total Stockholders’ Deficit

Our stockholders’ deficit was ($75,637) as of September 30, 2023.

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

As of September 30, 2023, we had a cashback revolving credit line of $15,000. As of September 30, 2023, we had an outstanding balance of $10,867 on this credit line. Under the terms of this line of credit, SecureTech receives 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September,
	2023	2022
Cash provided by (used in):
Operating activities	($166,552)	($233,168)
Investing activities	-	(4,535)
Financing activities	$36,000	$130,004

Net cash used in operating activities was ($166,552), a decrease of ($66,616), or (28.6%), from cash used in operating activities of ($233,168) during the same period of 2022. The decrease in our cash used by operating activities was primarily attributable to reduced payroll expenses.

Net cash used in investing activities was $-0- for the nine months ended September 30, 2023 compared to ($4,535) for the same period a year ago.

Net cash provided by financing activities was $32,000, a decrease of ($94,004) from cash generated from financing activities of $130,004 during the same period of 2022. During the nine months ended September 30, 2023, we issued an aggregate of 20,570 shares of our common stock in exchange for an aggregate of $36,000 in cash.

Ongoing and Future Capital Funding Efforts

As of November 10, 2023, SecureTech was preparing to launch a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital and to build Piranha Blockchain’s first hydroelectric-powered green data center.

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

Off-Balance Sheet Operations

As of September 30, 2023, we had no off-balance sheet activities or operations.

Contractual Obligations

As of September 30, 2023, we did not have any contractual obligations.

Critical Accounting Policies

Use of Estimates

The accompanying financial statements of SecureTech have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, SecureTech had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2023.

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

As is standard in the industry, we will only accept returns from active customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of September 30, 2023, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of September 30, 2023.

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

SECURETECH INNOVATIONS, INC.

Dated: November 10, 2023	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: November 10, 2023	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director