Form 10-K
period 2023-12-31
Securetech Innovations, Inc.
filed 2024-05-01
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $25,480,410, based upon the closing price as reported by OTC Markets of $0.80 a share as of that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose. Additionally, the registrant does not have non-voting common stock outstanding.

As of May 1, 2024, there were 78,071,881 shares of our common stock, $0.001 par value issued and outstanding; 23,071,881 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I4

Item 1.  Business5

Item 1A.  Risk Factors9

Item 1B.  Unresolved Staff Comments23

Item 1C.  Cybersecurity23

Item 2.  Properties23

Item 3.  Legal Proceedings23

Item 4.  Mine Safety Disclosures23

PART II24

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities24

Item 6.  [Reserved]29

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations30

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk35

Item 8.  Financial Statements and Supplementary Data36

CONSOLIDATED BALANCE SHEETS39

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure51

Item 9A.  Controls and Procedures51

Item 9B.  Other Information52

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections52

PART III53

Item 10.  Directors, Executive Officers and Corporate Governance53

Item 11.  Executive Compensation56

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters57

Item 13.  Certain Relationships and Related Transactions, and Director Independence57

Item 14.  Principal Accounting Fees and Services59

PART IV60

Item 15.  Exhibits, Financial Statements Schedules60

Item 16.  Form 10-K Summary62

SIGNATURES63

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2023:

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

For additional information on Top Kontrol or to view product demonstration videos, please visit the Top Kontrol website at www.topkontrol.com or the Top Kontrol YouTube Channel, respectively.

Industry: Automobile Theft in America

Car theft in the United States continues to rise annually to new record levels. In 2023, car thefts surpassed all previous records from 2022.

Top Kontrol ensures your car’s safety even when you’re not around. It prevents thieves from stealing your parked and unattended vehicle. Here’s a snapshot of America’s auto theft crisis in 2023:

1,020,729	Number of US cars stolen in 2023
$8.9+ Billion	Value of cars stolen in the US in 2023
$9,166	Average dollar loss per theft
Up 105%	Increase in US car thefts between 2019 and 2023
31 Seconds	How often a car was stolen in the US in 2023

Industry: Carjackings Continue Skyrocketing

Carjackings in the US nearly doubled again during 2023!

Below are some highlighted major US cities that experienced record levels of carjackings in 2023:

Increase in Carjackings 2023	US City

98%	Washington, DC
222%	Minneapolis, MN
133%	Chicago, IL
121%	New Orleans, LA
115%	Oakland, CA

Recent statistics from the National Crime Information Center reveal a significant surge in car thefts and carjackings. Between 2019 and 2023, motor vehicle thefts increased by 105%, while carjackings rose by 93% nationwide.

Top Kontrol stands out as the sole automobile safety device capable of preventing an active carjacking without any driver intervention.

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in the fiscal periods ended December 31, 2023 and 2022, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of December 31, 2023, we had two employees (two full-time employees) and three independent commission-based sales representatives.

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $552 per month on a month-to-month basis for the time being.

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

Item 1A.  Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such cases, the trading price of our common stock could decline, and you may lose all or part of your original investment. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Additionally, macroeconomic and geopolitical developments, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation, and rising interest rates may amplify many of the risks discussed below to which we are subject. Among other factors, significant disruption to our supply chain for products we sell, as a result of geopolitical conflict, or otherwise, could have a material impact on our sales and earnings.

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

Risks Related to Our Industry and the Broader Economy

•	Our industry is highly competitive, and as a young company with a new brand, we are at a disadvantage to our competitors.

Risks Related to Our Business

•	Our products may not achieve market acceptance, thereby reducing the chance for success.

•	If the market chooses to buy our competitors’ products and services, SecureTech may fail.

•	Consumer trends, seasonal fluctuations, and general global economic conditions and outlook may cause unpredictable operating results.

•	We may not be able to successfully manage our inventory to match consumer demand.

•	We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

•	We may be unable to protect our proprietary rights and intellectual property.

•	While no current lawsuits are filed against SecureTech, the possibility exists that a claim of some kind may be made in the future.

•	Our business's success depends heavily on key personnel, particularly Kao Lee, and his business experience and understanding of our industry.

•	Our officers and directors essentially determine and control all corporate decisions without the need for shareholder approval.

•	Our officers and directors may be subject to conflicts of interest.

•	Our officers and directors have other significant outside business interests.

•	We depend on third-party contract manufacturers to produce our products.

•	Our SEC reporting obligations and compliance requirements are both costly and time-consuming, and our Management has no experience in such matters.

•	We have no independent Board Members, nor do we have an audit or compensation committee.

•	We have agreed to fully indemnify our officers and directors against lawsuits.

Risks Related to Our Financial Condition

•	We lack an operating history and are incurring ongoing losses that we expect to continue into the future.

•	Expenses required to operate as a public company will reduce the funds available to implement our business plan.

•	Our auditing firm has issued a going concern warning on our ability to continue operations for the next 12 months.

•	We need to raise additional capital, which may not be available to us in the future or on terms we find acceptable.

Risks Related to Our Business Strategy

•	We may acquire other companies or technologies, which could fail to result in a commercial product and otherwise disrupt our business.

•	Our operating results will be harmed if we cannot effectively manage and sustain our future growth or scale our operations.

•	Our aspirations and disclosures related to Environmental, Social, and Governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.

Risks Related to Planned Green Energy Data Centers and Blockchain Operations

•	Our future cryptocurrency and other digital asset holdings may be exposed to cybersecurity threats and hacking.

•	Risk related to technological obsolescence and difficulty in obtaining advanced hardware.

•	Our future data centers will be subject to various property and other insurance risks.

•	The financial performance of our future data centers may be impacted by price fluctuations in the power market, as well other market factors that are beyond SecureTech’s control.

•	Hazards associated with high-voltage electricity transmission and industrial operations may result in the suspension of our operations or the imposition of civil or criminal penalties.

Risks Related to Market for Our Common Stock

•	Investing in SecureTech is a risky investment and could result in the loss of your entire investment.

•	Even though our common stock is listed on the OTC Pink Tier of the OTC Markets Group, Inc., an active trading market for shares of our common stock has yet to develop and may never develop.

•	We do not intend to pay any dividends on our common stock.

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

The manufacturing, packaging, marketing, and processing of our products involve an inherent risk that our processes do not meet applicable quality standards and requirements. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. A recall or market withdrawal of one of our products would be costly and would divert management resources. A recall or withdrawal of one of our products, or a similar product processed by another entity, could also impair sales of our products because of confusion concerning the scope of the recall or withdrawal, or because of the damage to our reputation for quality and safety.

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

In addition to our dependency on Mr. Lee’s continued services, our future success will also depend on our ability to attract and retain additional future key personnel.  We face intense competition for such qualified individuals from well-established and better-financed competitors.  We may not be able to attract talented new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our officers and directors currently control an aggregate of approximately 70.4% of our eligible votes in all voting matters. Accordingly, our officers and directors can effectively determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

As of May 1, 2024, our officers and directors currently control an aggregate of 55,000,000 votes in all voting matters, or approximately 70.4%, of all eligible votes. Accordingly, our officers and directors can effectively determine the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets without needing minority shareholder approval. Our directors' interests may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

We were incorporated on March 2, 2017, and have incurred ($1,305,128) in losses through December 31, 2023. We have not achieved profitability and expect to continue incurring net losses in future fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

Expenses required to operate as a public company will reduce funds available to implement our business plan and could adversely affect our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be costlier than planned. It may be necessary to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that the cost of maintaining our SEC reporting status will be approximately $200,000 for the fiscal period ending December 31, 2024. As our business grows and develops, our financial statements and our SEC filings will become more complex. Increases in such complexity will likely increase our overall compliance expenses – potentially substantially – which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated May 1, 2024, which is part of the financial statements that are part of this Annual Report on Form 10-K.  This means there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations, and you could lose your entire investment.

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

Our future networks may further be vulnerable to intrusions by hackers who could interfere with and introduce defects into our data center network operations. Private keys that enable holders to transfer funds may also become lost, stolen, destroyed, or otherwise compromised, resulting in irreversible losses of cryptocurrencies and other digital assets. Any such impact on our private keys could have a material adverse effect on our business, prospects, or operations and potentially the value of any cryptocurrencies or digital assets that we might own or hold on behalf of unrelated third parties.

In the event of theft or a cybersecurity attack on our future networks, any losses from hackers to third-party accounts operating on our future networks could result in litigation against SecureTech. Should our future insurance coverage be insufficient to satisfy such losses, it could have a material adverse effect on our business and ability to attract clients to our future data center operations.

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

It is important to note that as of May 1, 2024, we could issue up to an additional 421,928,119 shares of common stock without shareholder consent.

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

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock through ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to Rule 144 volume, manner of sale, current public information, and notice requirements.

As of May 1, 2024, we had 78,071,881 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	21,531,226 are freely tradable without restrictions (commonly referred to as the “public float”);

•	55,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	1,540,655 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges, and the Nasdaq Stock Market, because of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. We have not yet adopted these measures because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

SecureTech’s Board of Directors actively oversees risks, including cybersecurity threats, as part of its risk management function. However, currently, there are no dedicated processes or committees specifically informing the Board of Directors about these risks. Given our company’s size and current operations, we consider the risk of significant cybersecurity incidents to be minimal.

SecureTech believes it has adequate processes and systems to maintain the confidentiality of its communications and records. Given our current level of sales and small number of employees, we do not perceive cybersecurity threats as a material risk at this time. However, SecureTech presently lacks formal processes for assessing, identifying, and managing cybersecurity risks directly or through third-party service providers. Additionally, we have not engaged any assessors, consultants, auditors, or other third parties concerning cybersecurity matters.

As of May 1, 2024, we have not encountered any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. Nevertheless, we acknowledge that complete risk elimination is challenging, and undetected incidents may still occur.

Item 2.  Properties

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.  We lease this space for $552 per month on a month-to-month basis for the time being.

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

Our common stock's most recent closing price was $0.25 a share on April 26, 2024.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
Year Ended December 31, 2022
Third Quarter (First date traded was September 30, 2022)	$2.15	$2.15
Fourth Quarter	$3.75	$2.20

Year Ended December 31, 2023
First Quarter	$3.95	$2.15
Second Quarter	$5.00	$0.80
Third Quarter	$0.80	$0.70
Fourth Quarter	$0.70	$0.51

Year Ending December 31, 2024
First Quarter	$0.61	$0.25
Second Quarter (Through May 1, 2024)	$0.25	$0.25

Holders of Record

As of May 1, 2024, we had 78,071,881 shares of our common stock issued and outstanding held by approximately 133 stockholders of record.

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

As of May 1, 2024, we had 78,071,881 shares of common stock issued and outstanding.

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

Series A Preferred Stock

On May 31, 2023, SecureTech’s Board of Directors created a new class of preferred stock designated as Series A Preferred Stock, $0.001 par value. SecureTech may issue up to 250,000 shares of Series A Preferred Stock with the following terms, rights, and privileges:

Designation and Amount

This class of preferred stock shall be designated Series A Preferred Stock (“Preferred Stock”), $0.001 par value. The Corporation’s Board of Directors may issue up to two-hundred fifty thousand (250,000) shares of this Preferred Stock.

Rank	The Preferred Stock shall rank superior to SecureTech’s common stock and all other classes, including currently outstanding or future preferred stock designations.

Dividends

The Preferred Stock is eligible for all legal dividends as may be approved by the SecureTech’s Board of Directors. If a dividend is declared across multiple classes of stock, the amount of any dividend to be received by holders of the Preferred Stock shall be calculated on a fully diluted, pro-rata basis with the other classes of stock participating in said dividend.

Voting Rights

Holders of the Preferred Stock shall have the right to vote on all matters with holders of common stock (and other eligible classes of preferred stock, if any) by aggregating votes into one (1) voting class of stock. Each share of Preferred Stock shall have ten thousand (10,000) votes for any election or other voting matter placed before the shareholders of SecureTech, regardless if the vote is taken with or without a shareholders’ meeting. Holders of the Preferred Stock may not cumulate their votes in any voting matter.

Redemption by SecureTech

After a minimum period of one (1) year from the date of issue SecureTech may, at its sole discretion, redeem some or all of the Preferred Stock in either cash (the then market value), SecureTech’s common stock at a fixed ratio of ten thousand (10,000) shares of common stock for each share of Preferred Stock redeemed, or a combination thereof.

During the fiscal year ended December 31, 2023, SecureTech issued 3,200 Series A Preferred Stock shares pursuant to Share Exchange Agreements with four stockholders.

As of May 1, 2024, SecureTech had one class of preferred stock, Series A Preferred Stock, and 3,400 shares of it issued and outstanding.

Share Purchase Warrants

As of December 31, 2023, and May 1, 2024, we had no issued or outstanding stock purchase warrants.

Options

As of December 31, 2023, and May 1, 2024, we had no outstanding options to purchase shares of our stock.

Convertible Securities

As of December 31, 2023, and May 1, 2024, we had no convertible or derivative securities issued or outstanding.

Shares Eligible for Future Sale

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock through ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to Rule 144 volume, manner of sale, current public information, and notice requirements.

As of May 1, 2024, we had 78,071,881 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	21,531,226 are freely tradable without restrictions (commonly referred to as the “public float”);

•	55,000,000 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	1,540,655 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 1, 2024, we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globex Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration between January 1, 2020 through May 1, 2024.

Between February 19, 2020 and June 30, 2020, we issued an aggregate of 439,300 Units of our securities.  Each Unit was comprised of the following securities:

Security Component	Warrant Exercise Price ($)	Warrant Expiration Date

One Share of Common Stock	Fully Paid and Non-Assessable	N/A
One Purchase Warrant	$0.20	December 31, 2021
One Purchase Warrant	$0.30	March 31, 2022
One Purchase Warrant	$0.40	June 30, 2022
One Purchase Warrant	$0.50	December 31, 2022

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

On May 31, 2023, SecureTech canceled 25,000,000 shares of its outstanding common stock held by its President and CEO, Kao Lee, in exchange for the issuance of 2,500 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s Share Reduction Plan. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On July 10, 2023, SecureTech canceled an aggregate of 7,000,000 shares of its outstanding common stock held by three stockholders in exchange for the issuance of an aggregate of 700 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s ongoing Share Reduction Plan. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On August 8, 2023, SecureTech issued an aggregate of 5,714 shares of its common stock, $0.001 par value, to two investors in exchange for $10,000 in cash, or $1.75 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On September 5, 2023, SecureTech issued 3,428 shares of its common stock, $0.001 par value, to an investor in exchange for $6,000 in cash, or $1.75 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On November 18, 2023, SecureTech issued 3,000 shares of its common stock, $0.001 par value, to an investor in exchange for $5,250 in cash, or $1.75 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On January 16, 2024, SecureTech canceled 1,795,774 shares of its outstanding common stock held by a shareholder in exchange for the issuance of 200 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s Share Reduction Plan. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

On April 19, 2024, SecureTech issued 5,000 shares of its common stock, $0.001 par value, to an investor in exchange for $5,000 in cash, or $1.00 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2023, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

As of December 31, 2023, we had incurred ($1,305,128) in losses since our inception on March 2, 2017.  We have not achieved profitability and expect to continue incurring net losses into future fiscal periods.  We anticipate incurring significant operating expenses and, as a result, will need to generate substantial revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis, which could cause us to go out of business.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the fiscal years ended December 31, 2023 and 2022.

	Fiscal Years Ended December 31,
	2023	2022
Sales	$48,024	$46,803
Cost of goods sold	(12,429)	(12,674)
Gross profit	35,595	34,129
Operating expenses	(403,859)	(516,390)
Loss from operations	(368,264)	(482,261)
Other income (expense)	(206)	1,334
Net loss	$(368,470)	$(480,927)

Sales

Sales for the fiscal year ended December 31, 2023, were $48,024, compared to $46,803 for the same period of 2022, representing an increase of $1,221, or a 2.6% increase compared to the previous fiscal period. These sales were attributable to Top Kontrol and made by Kao Lee, our President and CEO. SecureTech anticipates bringing on new sales personnel during the fiscal year ending December 31, 2024 to accelerate Top Kontrol sales growth and allow Mr. Lee to focus more on research and development of new products and technologies.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors, and then utilizing third-party contract manufacturing facilities to produce our products with final assembly conducted at our Minnesota headquarters. Our cost of goods sold for the fiscal year ended December 31, 2023, was $12,429, compared to $12,674 for the same period of 2022. As a percentage of overall sales, the cost of goods sold was 25.9% during the fiscal year ended December 31, 2023, compared to 27.1% for the same fiscal period a year ago.

Gross Profit

Gross profit for the fiscal year ended December 31, 2023, was $35,595, compared to $34,129 for the same period of 2022. Our gross profit margin was 74.1% during the fiscal year ended December 31, 2023, compared to 72.9 % for the same fiscal period a year ago.

Operating Expenses

	Fiscal Years Ended December 31,
	2023	2022
Operating expenses:
General and administrative	$395,358	$504,316
Research and development	8,501	12,074
Operating expenses	$403,859	$516,390

Our operating expenses for the fiscal year consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $403,859 during the fiscal year ended December 31, 2023, compared to $516,390 for the same period of 2022, representing a decrease in operating expenses of ($112,531), or (21.8%), from the fiscal year ended December 31, 2022. The decrease in operating expenses was primarily attributable to (i) reduced payroll expenses following the termination of non-performing sales personnel and (ii) increases in legal, accounting, and regulatory compliance expenses, which are expected to continue rising on an annual basis.

Loss From Operations

As a result of the foregoing, our loss from operations was ($368,264) during the fiscal year ended December 31, 2023, compared with ($482,261) for the same period of 2022. This ($113,997), or (23.6%), decrease in our loss from operations was primarily attributable to (i) reduced payroll expenses following the termination of non-performing sales personnel and (ii) increases in legal, accounting, and regulatory compliance expenses, which are expected to continue rising on an annual basis.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the fiscal year ended December 31, 2023, we incurred ($206) in other income (expense), compared to $1,334 for the same period of 2022.

Net Loss

The result was that our net loss was ($368,470) during the fiscal year ended December 31, 2023, compared with ($480,927) for the same period of 2022. This ($112,457), or (23.4%), decrease in our net loss was primarily attributable to (i) reduced payroll expenses following the termination of non-performing sales personnel and (ii) increases in legal, accounting, and regulatory compliance expenses, which are expected to continue rising on an annual basis.

Total Stockholders’ Equity (Deficit).

Our stockholders’ deficit was ($148,871) as of December 31, 2023.

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

As of December 31, 2023, we had a cashback revolving credit line of $15,000. As of December 31, 2023, we had an outstanding balance of $14,564 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

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

We had a net working capital deficit of ($152,357) as of December 31, 2023, a decrease of ($323,307), or (189.1%), from net working capital of $170,950 as of December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended December 31, 2023 and 2022:

	Fiscal Years Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	($173,581)	($301,891)
Investing activities	$ -	($5,818)
Financing activities	$41,250	$232,001

Net cash used in operating activities during the fiscal year ended December 31, 2023 was ($173,581), a decrease of ($128,310), or (42.5%), from cash used in operating activities of ($301,891) during the same period of 2022. The decrease in our cash used by operating activities was primarily attributable to (i) reduced payroll expenses following the termination of non-performing sales personnel and (ii) increases in legal, accounting, and regulatory compliance expenses, which are expected to continue rising on an annual basis.

Net cash used in investing activities was $-0- during the fiscal year ended December 31, 2023, compared to ($5,818) used during the same period in 2022.

Net cash provided by financing activities was $41,250, a decrease of ($190,751), or (82.2%), from cash generated from financing activities of $232,001 during the same period of 2022. During the fiscal year ended December 31, 2023, we issued an aggregate of 23,570 shares of our common stock in exchange for an aggregate of $41,250 in cash, or about $1.75 a share, compared to the same period in 2022, where we sold an aggregate of 188,785 shares for an aggregate of $225,001 in cash, or about $1.19 a share.

Ongoing and Future Capital Funding Efforts

As of May 1, 2024, SecureTech was planning a Regulation A+ registered securities offering. Any funds generated from this planned securities offering will be used for general working capital and to construct Piranha Blockchain’s first hydroelectric-powered green data center. SecureTech can give no assurances this planned Regulation A+ offering will generate sufficient new capital to enable SecureTech to satisy its planned 2024 capital expenditures.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated May 1, 2024, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 1, 2024.  This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of December 31, 2023, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2023 and 2022, SecureTech had no cash equivalents.

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
Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2023 and 2022.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

SecureTech’s primary source of revenue is from the sale of our Top Kontrol product.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a free online course through the Top Kontrol website (www.topkontrol.com).  Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty.

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

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses from operations and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed in Note 2 to the consolidated financial statement, the Company had a going concern due to continual losses from operations and an accumulated deficit.

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

The Woodlands, TX

May 1, 2024

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2023	2022
Current assets:
Cash and equivalents	$5,987	$138,318
Inventories	13,656	27,549
Deposits	1,088	30,674
Total current assets	20,731	196,541

Property and equipment, net	$3,486	$4,470

Total assets:	$24,217	$201,011

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$45,879	$1,565
Credit cards payable	14,564	13,194
Accrued payroll	112,328	5,679
Taxes payable	317	5,153
Total current liabilities	173,088	25,591

Total liabilities	173,088	25,591

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 3,200 and -0- shares issued and outstanding, respectively	3	—
Common stock, $0.001 par value, 500,000,000 shares authorized; 79,862,655 and 111,839,085 shares issued and outstanding, respectively	79,863	111,839
Additional paid-in capital	1,076,391	1,000,239
Accumulated deficit	(1,305,128)	(936,658)

Total stockholders’ equity (deficit)	(148,871)	175,420

Total liabilities and stockholders’ equity	$24,217	$201,011

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2023	2022

Revenues:
Sales	$48,024	$46,803
Cost of goods sold	12,429	12,674
Gross profit	35,595	34,129

Expenses:
General and administrative	$395,358	$504,316
Research and development	8,501	12,074
Total operating expenses	403,859	516,390

(Loss) from operations	$(368,264)	$(482,261)

Other income (expense)	$(206)	$1,334

Provision for income taxes	$—	$—

Net (loss)	$(368,470)	$(480,927)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	93,857,961	111,929,796

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2021 to December 31, 2023

	Series A				Additional	Accumulated
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	—	—	113,336,300	$113,336	$592,899	($455,731)	$250,504
Issuance of common shares for cash	—	—	188,785	189	224,812	—	225,001
Cancellation of common shares	—	—	(1,700,000)	(1,700)	1,700	—	—
Exercise of $0.50 warrants into common shares	—	—	14,000	14	6,986	—	7,000
Stock option expense	—	—	—	—	173,842	—	173,842
Net loss	—	—	—	—	—	(480,927)	(480,927)
Balance, December 31, 2022	—	$—	111,839,085	$111,839	$1,000,239	($936,658)	$175,420

Issuance of common shares for cash	—	—	23,570	24	41,226	—	41,250
Share exchange – related party	2,500	2	(25,000,000)	(25,000)	24,998	—	—
Share exchange – unrelated	700	1	(7,000,000)	(7,000)	6,999	—	—
Patent royalty contribution	—	—	—	—	2,929	—	2,929
Net loss	—	—	—	—	—	(368,470)	(368,470)
Balance, December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	$(1,305,128)	$(148,871)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(368,470)	$(480,927)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	984	536
Loss on disposal of assets	—	812
Stock option expense	—	173,842
Patent royalty expense	2,929	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	13,893	12,426
Increase (decrease) in accounts payable	44,314	405
Increase (decrease) in credit cards payable	1,370	13,194
Increase (decrease) in accrued payroll	106,649	5,679
Decrease (increase) in deposits	29,586	(30,674)
Increase (decrease) in taxes payable	(4,836)	2,816

Net cash used in operating activities	(173,581)	(301,891)

Cash flows from investing activities:
Acquisition of office equipment	$—	$(5,818)
Net cash used in investing activities	$—	$(5,818)

Cash flows from financing activities:
Issuance of common stock for cash	$41,250	$225,001
Exercise of $0.50 warrants into common shares for cash	—	7,000
Net cash provided by financing activities	$41,250	$232,001

Net increase (decrease) in cash	(132,331)	(75,708)

Cash – beginning of period	138,318	214,026

Cash – end of period	$5,987	$138,318

Cash paid for interest	$2,241	$—

Non-cash financing activities:
Exchange of common shares for preferred shares – related party	25,000	—
Exchange of common shares for preferred shares – unrelated	7,000	—
Cancellation of common shares	—	1,700
	$32,000	$1,700

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2023, and 2022.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2023 and 2022, the Company had no cash equivalents.

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

Table of ContentsIndex to Financial Statements

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
Level 2

Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2023 and 2022. The Company had no dilutive securities outstanding as of December 31, 2023 and 2022.

Property and Equipment and Depreciation

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives in years as follows:

Computer software and equipment	2	-	15
Furniture, fixtures, and equipment	3	-	10
Leasehold improvements	Life of Lease

Repair and maintenance costs are expensed as incurred. Costs associated with improvements that extend the life, increase the capacity, or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on the disposition of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Depreciation expenses totaled $984 and $536 for the fiscal years ended December 31, 2023 and 2022, respectively. Cumulative depreciation for each asset class is as follows:

Table of ContentsIndex to Financial Statements

	December 31,
	2023	2022	Accumulated Depreciation
Computer software and equipment	$984	$536	$1,520
Furniture, fixtures, and equipment	—	—	—
Leasehold improvements	—	—	—
	$984	$536	$1,520

Revenue Recognition

The Company’s primary source of revenue is from the sale of our Top Kontrol product.

Top Kontrol requires installation by a Certified Top Kontrol Technician.  To become a Certified Top Kontrol Technician, an automotive technician must complete a free online course through the Top Kontrol website (www.topkontrol.com). Failure to have Top Kontrol installed by a Certified Top Kontrol Technician voids the product’s limited liability warranty. Top Kontrol’s warranty allows the Company to repair or replace any defective Top Kontrol parts – in either materials or workmanship – for up to six months from the original date of purchase.

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

Revenue Recognition; Concentration

As of December 31, 2023, the Company had two customers who are Authorized Dealers, each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these two dealers represented 54.3% of the Company’s revenue for the fiscal year ended December 31, 2023.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for

Table of ContentsIndex to Financial Statements

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries in December 31, 2023:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%

Advertising Costs

The Company's advertising costs consist primarily of digital and Internet marketing. Advertising costs are expensed as incurred. Advertising costs totaled $43,419 and $15,612 for the fiscal years ended December 31, 2023, and 2022, respectively.

Fiscal Year

The Company elected December 31st for its fiscal year-end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal year ended December 31, 2023, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception.  Further, as of December 31, 2023, the Company had an accumulated deficit of ($1,305,128).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Table of ContentsIndex to Financial Statements

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell.  The following table summarizes the Company’s inventories as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Inventories:
Raw materials and work-in-progress	$1,925	$2,185
Finished goods	11,731	25,364
Gross inventories	13,656	27,549
Inventory valuation reserves	—	—
Inventories, net	$13,656	$27,549

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 were as follows, assuming a 21% effective tax rate:

	For the fiscal year ended December 31,
	2023	2022
Current tax provision:
Federal
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred tax provision:
Federal
Loss carryforwards	$274,077	$196,698
Change in valuation allowance	(274,077)	(196,698)

Total deferred tax provision	$—	$—

As of December 31, 2023, the Company had approximately $1,305,128 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2043.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2023, because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

Table of ContentsIndex to Financial Statements

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

Redemption by the Company

After a minimum period of one (1) year from the date of issue the Company may, at its sole discretion, redeem some or all of the Preferred Stock in either cash (the then market value), the Company’s common stock at a fixed ratio of ten thousand (10,000) shares of common stock for each share of Preferred Stock redeemed, or a combination thereof.

During the fiscal year ended December 31, 2023, the Company issued 3,200 Series A Preferred Stock shares pursuant to Share Exchange Agreements with four stockholders.

As of December 31, 2023, the Company had one class of preferred stock, Series A Preferred Stock, and 3,200 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the fiscal ended December 31, 2023, the Company sold an aggregate of 23,570 shares of its common stock, $0.001 par value, in exchange for $41,250 in cash, or about $1.75 a share.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a series of Share Exchange Agreements whereby it issued 3,200 shares of its Series A Preferred Stock in exchange for an aggregate of 32,000,000 shares of its common stock. Kao Lee, the Company’s President and CEO participated in this share exchange and tendered 25,000,000 shares of his common stock in exchange for 2,500 shares of Series A Preferred Stock. These share exchanges were part of the Company’s ongoing Share Reduction Program.

All of the shares of common stock received in this stock exchange were subsequently canceled. No consideration was paid or received in connection to the share exchange.

As of December 31, 2023, the Company had 79,862,655 shares of common stock issued and outstanding.

Table of ContentsIndex to Financial Statements

NOTE 6 – WARRANTS

As of December 31, 2023, the Company had no warrants issued or outstanding.

NOTE 7 – STOCK OPTIONS

As of December 31, 2023, the Company had no stock options issued or outstanding.

NOTE 8 – RELATED PARTY TRANSACTIONS

Founder’s Shares

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

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a Share Exchange Agreement with its President and CEO, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock. The common shares tendered by Mr. Lee were canceled and returned to the Company’s Treasury.

Accrued Payroll

As of December 31, 2023, the Company had aggregated $63,090 in related party accrued payroll, consisting of $58,500 in accrued payroll and $4,590 in accrued employer taxes.

Patent Royalties

On March 2, 2017, SecureTech entered into a Patent License Agreement with Shongkawh, LLC, which is controlled by our executive officers Kao Lee and Anthony Vang (and directly owned by Mr. Lee and his brother, Thao Lee). Under this agreement, ShongKawh is to receive a royalty of 2% of all products manufactured under this covered patent.

As of December 31, 2023, ShongKawh accrued $2,929 in patent license royalties. These royalties have been forgiven and accounted for under Additional Paid In Capital.

NOTE 9 – CONTINGENCY/LEGAL

As of December 31, 2023, and during the past ten years, no director, person nominated to become a director, executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

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

Table of ContentsIndex to Financial Statements

NOTE 10 – SUBSEQUENT EVENTS

Common Stock Issuance

On April 19, 2024, the Company sold an aggregate of 5,000 shares of its common stock, $0.001 par value, in exchange for $5,000 in cash, or $1.00 a share.

Common Stock Repurchase

On January 30, 2024, the Company repurchased 100,000 shares of its common stock, $0.001 par value, in exchange for $3,000 in cash, or $0.03 a share.

As of May 1, 2024, the shares have yet to be transferred to the Company. When the share transfer is completed, the Company intends to cancel the shares and return them to the Treasury.

Share Exchange and Cancellations

On January 16, 2024, a shareholder entered into a Share Exchange Agreement whereby the Company issued 200 shares of its Series A Preferred Stock in exchange for 1,795,774 shares of its common stock. These shares of common stock were canceled and returned to the Company’s Treasury.

As of May 1, 2024, the Company had 78,071,881 shares of common stock issued and outstanding.

As of May 1, 2024, the Company had one class of preferred stock, Series A Preferred Stock, with 3,400 shares of it issued and outstanding.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of December 31, 2023, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

•	SecureTechs's system of internal controls failed to identify multiple journal entries that were identified by the SecureTech's external auditor;

•	SecureTech has no formal control process related to the identification and approval of related party transactions;

•	SecureTech could not maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

•	SecureTech lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of December 31, 2023.

Management believes in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

•

Consider the engagement of outside consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have effective control over financial statement disclosures;

•	Hire additional qualified financial personnel, including a seasoned Chief Financial Officer, on a full-time basis;

•	Expand our current board of directors to include additional independent individuals willing to perform directorial functions; and

•	Increase our workforce to accommodate growing sales and higher volumes.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

Kao Lee	54	President, Chief Executive Officer, and Director
Anthony Vang	52	Treasurer, Secretary, and Director
Abdikarim H. Farah	53	Vice President

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

Corporate Governance

Our Board of Directors has not established any committees, including an audit committee, a compensation committee, a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board of Directors. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of our Board of Directors would not provide any benefits to SecureTech and could be considered more form than substance.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the foreseeable future. While there have been no nominations for additional directors proposed, in the event such a proposal is made, all current members of our Board of Directors will participate in the consideration of director nominees.

As with most small, early-stage companies, until such time as SecureTech further develops its business, achieves a significant revenue base, and has sufficient working capital to purchase directors’ and officers’ insurance, we do not have any immediate prospects to attract independent directors. When we can justify expanding our Board of Directors to include one or more independent directors, we intend to establish an audit committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that requires a majority of our Board of Directors members to be independent, and we are not currently otherwise subject to any law, rule, or regulation requiring that any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board of Directors.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a smaller reporting company, we believe the services of an audit committee financial expert are not necessary at this time.

Director Independence

None of the members of our Board of Directors qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board of Directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board of Directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

In performing the functions of the audit committee, our Board of Directors oversees our accounting and financial reporting process. In this function, our Board of Directors performs several functions. Our Board of Directors, among other duties, evaluates and assesses the qualifications of SecureTech’s independent auditors; determines whether to retain or terminate the existing independent auditors; meets with the independent auditors and financial management of SecureTech to review the scope of the proposed audit and audit procedures on an annual basis; reviews and approves the retention of independent auditors for any non-audit services; reviews the independence of the independent auditors; reviews with the independent auditors and with SecureTech’s financial accounting personnel the adequacy and effectiveness of accounting and financial controls and considers recommendations for improvement of such controls; reviews the financial statements to be included in our annual and quarterly reports filed with the Securities and Exchange Commission; and discusses with SecureTech’s management and the independent auditors the results of the annual audit and the results of our quarterly financial statements.

Our Board of Directors as a whole considers executive officer compensation, and our entire Board of Directors participates in the consideration of director compensation. Our Board of Directors as a whole oversees our compensation policies, plans and programs, reviews and approves corporate performance goals and objectives relevant to the compensation of our executive officers, if any, and administers our equity incentive and stock option plans, if any.

Each of our directors participates in the consideration of director nominees. In addition to nominees recommended by directors, our Board of Directors will consider nominees recommended by shareholders if submitted in writing to our corporate secretary. Our Board of Directors believes that any candidate for director, whether recommended by shareholders or by the Board of Directors, should be considered on the basis of all factors relevant to our needs and the credentials of the candidate at the time the candidate is proposed. Such factors include relevant business and industry experience and demonstrated character and judgment.

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

Board of Directors Role in Risk Oversight

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2023, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended December 31, 2023 and 2022.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kao Lee, President, CEO, and Director	2023 2022	56,333 52,000	0 0	0 0	0 0	0 0	0 0	0 0	17,333 52,000
Anthony Vang, Treasurer, Secretary, and Director	2023 2022	28,167 26,000	0 0	0 0	0 0	0 0	0 0	0 0	8,666 26,000
Abdikarim Farah, Vice President	2023 2022	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  However, we may reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance at Board of Directors meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 1, 2024, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise noted, each shareholder's mailing address is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (1)

Officers and Directors
Kao Lee, President, CEO, and Director	44,000,000	56.4%
Anthony Vang, Treasurer, Secretary, and Director	10,000,000	12.8%
Abdikarim Farah, Vice President	1,000,000	1.3%
All officers and directors as a group (3 persons)	55,000,000	70.5%

Five Percent Stockholders
Kue and Jay Xiong	5,000,000	6.4%

(1)Based on78,071,881 shares issued and outstanding as of May 1, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any plans during the fiscal year ending December 31, 2024.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of SecureTech.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflicts of interest to be reported to our executive officers and/or legal counsel. Our employees are expected to disclose personal interests that may conflict with ours, and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our directors have entered into any transactions, arrangements, or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Related Party Transactions

Patent License

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

As of December 31, 2023, ShongKawh accrued $2,929 in patent license royalties. These royalties have been forgiven and accounted for under Additional Paid In Capital.

Founder’s Shares

On March 2, 2017, SecureTech issued an aggregate of 175,000,000 shares of its common stock, $0.001 par value, as Founder’s Shares with $-0- value.

Of these Founder’s Shares, 80,000,000 were issued to SecureTech’s officers, 75,000,000 to an entity controlled by one of the SecureTech’s directors, and 20,000,000 to outside consultants who assisted with SecureTech’s formation and early organization.

As of December 31, 2023, an aggregate of 83,000,000 Founder’s Shares have been canceled and returned to the Treasury, including the 25,000,000 Founder’s Shares that were part of the Share Exchange Agreement described below.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, SecureTech entered into a Share Exchange Agreement with its President and CEO, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock. The common shares tendered by Mr. Lee were canceled and returned to SecureTech’s Treasury.

Accrued Payroll

As of December 31, 2023, SecureTech had aggregated $63,090 in related party accrued payroll, consisting of $58,500 in accrued payroll and $4,590 in accrued employer taxes.

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

In the event that a claim for indemnification against such liabilities (other than the payment by the small business issuer of expenses incurred or paid by a director, officer, or controlling person of the small business issuer in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless, in the opinion of counsel, the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Corporate Governance and Director Independence

Our Board of Directors has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board of Directors does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that requires a majority of the Board of Directors to be independent. Our directors have determined that they are not “independent” under the definition set forth in the NASDAQ Stock Market's listing standards, which is the definition that the Board has chosen to use to determine director independence. Therefore, our directors are not independent.

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

	For the Fiscal Year Ended December 31,
	2023	2022

Audit Fees	$25,500	$21,850
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$25,500	$21,850

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors and the limited financial resources and minimal operations of SecureTech, our Board of Directors as a whole acts as our Audit Committee. Our Board of Directors pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services.  Our Board of Directors approves these services on a case-by-case basis.

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

Item 16.  Form 10-K Summary

Not applicable.

[This space intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 1st day of May, 2024.

SECURETECH INNOVATIONS, INC.

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 1, 2024:

By:	/s/ Kao Lee
Kao Lee President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director