Form 10-Q
period 2024-03-31
Securetech Innovations, Inc.
filed 2024-05-15
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 15, 2024, was 78,071,881.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS6

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY7

CONSOLIDATED STATEMENTS OF CASH FLOWS8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations16

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

Item 6. Exhibits28

SIGNATURES29

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” and other similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements (collectively, “forward-looking statements”), but the absence of these words does not mean that a statement is not forward-looking. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•	Our ability to execute our growth strategies
•	Supply chain disruptions and general price inflation
•	Our ability to maintain favorable relationships with suppliers and manufacturers
•	Competition from more established and better financed competitors
•	Our ability to attract and retain competent and qualified personnel
•	Regulatory changes and developments affecting our business
•	Our ability to obtain additional capital to finance operations
•	Managing a “just right” product inventory size and mix
•	Impacts on our business from epidemics, pandemics, or natural disasters
•

Our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting

•

Other risks and uncertainties, including those listed in the section titled “Risk Factors” contained in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on
Form 10-K for the fiscal year ended December 31, 2023.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report, and while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain, and investors are cautioned not to rely unduly on these statements.

The forward-looking statements made in this Quarterly Report are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SecureTech,” “Registrant,” “Company,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2024 (unaudited)	December 31, 2023
Current assets:
Cash and equivalents	$1,122	$5,987
Inventories	10,575	13,656
Deposits	1,088	1,088
Total current assets	12,785	20,731

Property and equipment, net	$3,241	$3,486

Total assets:	$16,026	$24,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,405	$45,879
Accrued payroll	164,858	112,328
Credit cards payable	15,000	14,564
Taxes payable	1,115	317
Total current liabilities	$246,378	$173,088

Total liabilities	$246,378	$173,088

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 3,400 and 3,200 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 78,066,881 and 79,862,655 shares issued and outstanding, respectively	78,067	79,863
Additional paid-in capital	1,078,187	1,076,391
Accumulated deficit	(1,386,609)	(1,305,128)

Total stockholders’ deficit	$(230,352)	$(148,871)

Total liabilities and stockholders’ equity	$16,026	$24,217

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2024	2023

Revenues:
Sales	$12,885	$20,050
Cost of goods sold	3,080	5,285
Gross profit	9,805	14,765

Operating expenses:
General and administrative	$90,496	128,721
Research and development	—	885
Total operating expenses	90,496	129,606

(Loss) from operations	(80,691)	(114,841)

Other income (expense)	$(790)	$882

Provision for income taxes	—	—

Net (loss)	$(81,481)	$(113,959)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	78,362,888	111,843,148

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Series A				Additional	Accumulated
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	$(1,305,128)	$(148,871)
Share exchange – unrelated party	200	—	(1,795,774)	(1,796)	1,796	—	—
Net loss	—	—	—	—	—	(81,481)	(81,481)
Balance, March 31, 2024	3,400	$3	78,066,881	$78,067	$1,078,187	$(1,386,609)	$(230,352)

	Series A				Additional	Accumulated
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	—	$—	111,839,085	$111,839	$1,000,239	$(936,658)	$175,420
Issuance of common shares for cash	—	—	11,428	11	19,989	—	20,000
Net loss	—	—	—	—	—	(113,959)	(113,959)
Balance, March 31, 2023	—	$—	111,850,513	$111,850	$1,020,228	$(1,050,617)	$81,461

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(81,481)	$(113,959)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	245	246
Changes in operating assets and liabilities:
Decrease (increase) in inventories	3,081	6,416
Increase (decrease) in accounts payable	19,526	(111)
Increase (decrease) in credit cards payable	436	(44)
Increase (decrease) in accrued payroll	52,530	30
Increase (decrease) in taxes payable	798	(930)

Net cash used in operating activities	(4,865)	(108,352)

Cash flows from financing activities:
Issuance of common stock for cash	$—	$20,000
Net cash provided by financing activities	$—	$20,000

Net increase (decrease) in cash	(4,865)	(88,352)

Cash – beginning of period	5,987	138,318

Cash – end of period	$1,122	$49,966

Non-cash financing activities:
Exchange of common shares for preferred shares – unrelated party	$1,796	$—

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

SecureTech, an innovative growth company, specializes in developing and marketing cutting-edge security and safety devices and technologies. Our mission is to preserve life, protect property, and prevent crime. Notably, SecureTech is the creator of Top Kontrol®, a groundbreaking anti-theft and anti-carjacking system that can halt an in-progress carjacking without any intervention from the driver. Additionally, we are developing advanced cybersecurity technologies for blockchain and cryptocurrency ecosystems, covering areas such as mining, digital asset storage, and secure trading exchanges through our subsidiary, Piranha Blockchain.

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

The balance sheet as of December 31, 2023, has been derived from audited financial statements.

Operating results for the three months ended March 31, 2024, are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on May 1, 2024.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2024.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2024, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2024 and 2023. The Company had no dilutive securities outstanding as of March 31, 2024 and 2023.

Property and Equipment and Depreciation

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives in years as follows:

Computer software and equipment	2-15
Furniture, fixtures, and equipment	3-10
Leasehold improvements	Life of Lease

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

Depreciation expenses totaled $245 and $246 for the three months ended March 31, 2024 and 2023, respectively. Cumulative depreciation for each asset class is as follows:

	March 31, 2024	December 31, 2023

Computer, software, and equipment	$4,916	$4,916
Accumulated depreciation	$(1,675)	$(1,430)
PPE, net	$3,241	$3,486

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

The Company’s primary revenue source is selling our Top Kontrol product, which we began selling in late April 2020.

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

Revenue is recognized when performance obligations under a contract with our customers are satisfied. Revenue is recorded net of marketing allowances, volume discounts, and other forms of variable consideration. Generally, this occurs when we transfer control of our product to the customer and payment has been received. The Company presently does not offer terms or credit to any of its customers.

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

Revenue Recognition; General Right of Return

Customers are allowed to return defective goods (warranty returns). In some instances, customers may be allowed to return a limited number of units for periodic stock adjustment returns. Such stock adjustment returns would be limited to no more than 5% of their total units sold.

As is standard in the industry, we will only accept returns from active customers. If a customer discontinues conducting business with us, we are not obligated to accept additional product returns from that customer.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of March 31, 2024:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2024, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of March 31, 2024, the Company had an accumulated deficit of ($1,386,609). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Inventories:
Raw materials and work-in-progress	$1,913	$1,925
Finished goods	8,662	11,731
Gross inventories	10,575	13,656
Inventory valuation reserves	—	—
Inventories, net	$10,575	$13,656

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

Series A Preferred Stock Issuances

During the three months ended March 31, 2024, the Company issued 200 shares of Series A Preferred Stock pursuant to a Share Exchange Agreement with a common stockholder.

As of March 31, 2024, the Company had one class of preferred stock, Series A Preferred Stock, and 3,400 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Exchange and Cancellations

During the three months ended March 31, 2024, the Company entered into a Share Exchange Agreements whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 shares of its common stock.

All of the shares of common stock received in this stock exchange were subsequently canceled. No consideration was paid or received in connection to the share exchange, which also is deemed a non-taxable event pursuant to Section 351 of the Internal Revenue Code.

As of March 31, 2024, the Company had 78,066,881 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY FOUNDER’S SHARE ISSUANCES

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

As of March 31, 2024, an aggregate of 58,000,000 Founder’s Shares have been returned to the Company and cancelled and an aggregate of 25,000,000 have been tendered as part of the Share Exchange Agreement with Kao Lee described below.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a Share Exchange Agreement with its President and CEO, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock. The common shares tendered by Mr. Lee were canceled and returned to the Company’s Treasury.

Accrued Payroll

As of March 31, 2024, the Company had aggregated $84,120 in related party accrued payroll, consisting of $78,000 in accrued payroll and $6,120 in accrued employer taxes.

Patent Royalties

On March 2, 2017, the Company entered into a Patent License Agreement with Shongkawh, LLC, which is controlled by our executive officers Kao Lee and Anthony Vang (and directly owned by Mr. Lee and his brother, Thao Lee). Under this agreement, ShongKawh is to receive a royalty of 2% of all products manufactured under this covered patent.

On March 13, 2024, the Company and Shongkawh amended the Patent License Agreement to adjust royalty payments due under this agreement to $1 per annum, payable within ten business days of the end of each fiscal year.

As of March 31, 2024, ShongKawh accrued $2,929 in patent license royalties. These royalties have been forgiven and accounted for under Additional Paid In Capital.

NOTE 6 – CONTINGENCY/LEGAL

As of March 31, 2024, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

Business Overview

SecureTech, an innovative growth company, specializes in developing and marketing cutting-edge security and safety devices and technologies. Our mission is to preserve life, protect property, and prevent crime. Notably, SecureTech is the creator of Top Kontrol®, a groundbreaking anti-theft and anti-carjacking system that can halt an in-progress carjacking without any intervention from the driver. Additionally, we are developing advanced cybersecurity technologies for blockchain and cryptocurrency ecosystems, covering areas such as mining, digital asset storage, and secure trading exchanges through our subsidiary, Piranha Blockchain.

Corporate Structure

The following diagram illustrates our corporate structure as of March 31, 2024:

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

Corporate History

SecureTech, initially incorporated in Wyoming as SecureTech, Inc. on March 2, 2017, later changed its name to SecureTech Innovations, Inc. on December 20, 2017, reflecting our commitment to technological leadership and innovation.

With an eye on future growth, SecureTech subsequently established two wholly-owned subsidiaries: Piranha Blockchain, Inc. (incorporated in Wyoming on November 19, 2021) and Piranha Blockchain, Ltd. (established under Anguilla’s International Business Company laws on November 25, 2021). These subsidiaries will drive our mission to advance cybersecurity technologies within blockchain and cryptocurrency ecosystems, emphasizing mining, digital asset storage, and secure trading exchanges.

Top Kontrol

Top Kontrol stands as the world’s most advanced anti-theft and anti-carjacking system. Unlike our competitors’ products, which merely safeguard vehicles from unattended theft, Top Kontrol elevates vehicle security and passenger safety. It uniquely thwarts active carjacking attempts without requiring any action from the driver.

Key Advantages of Top Kontrol:

✓	Anti-theft Circuits: Actively prevent automobile theft and carjacking.
✓	Idle Theft Prevention: Automatically stops theft even when keys are in the ignition and the engine is idling.
✓	Carjacking Defense: Provides both active and passive prevention against carjacking.
✓	Non-Interference: Does not disrupt other vehicle systems.
✓	Universal Compatibility: Compatible with most car and truck makes and models.
✓	Manual Engine Kill Switch: Allows manual shutdown of the engine.
✓	Wireless Security: Thwarts thieves attempting to hack wirelessly transmitted security codes.
✓	Battery-Independent Operation: Works even with a disabled car battery.

Retail Package Top	Retail Package Bottom

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

Top Kontrol ensures your car’s safety even when you’re not around. It prevents thieves from stealing your parked and unattended vehicle. Here’s a snapshot of America’s auto theft crisis in 2023:

1,020,729	Number of US cars stolen in 2023
$8.9+ Billion	Value of cars stolen in the US in 2023
$9,166	Average dollar loss per theft
Up 105%	Increase in US car thefts between 2019 and 2023
31 Seconds	How often a car is stolen in the US

Industry: Carjackings Continue Skyrocketing

Carjackings in the US nearly doubled again during 2023!

Below are some highlighted major US cities that experienced record levels of carjackings in 2023:

Increase in Carjackings 2023	US City

98%	Washington, DC
222%	Minneapolis, MN
133%	Chicago, IL
121%	New Orleans, LA
115%	Oakland, CA

Recent statistics from the National Crime Information Center reveal a significant surge in car thefts and carjackings. Between 2019 and 2023, motor vehicle thefts increased by 105%, while carjackings rose by 93% nationwide.

Top Kontrol stands out as the sole automobile safety device capable of preventing an active carjacking without any driver intervention.

Competition

In a fiercely competitive industry, SecureTech faces formidable rivals across every aspect of its business. Our company’s success hinges on management’s ability to innovate compelling products and market them effectively. By attracting a substantial customer base, we aim to generate the necessary revenues for sustained profitability.

SecureTech faces stiff competition from well-established players armed with substantial financial resources and extensive operating histories. Their advantages in marketing, purchasing power, and negotiation leverage are significant. Notable competitors include Viper (www.viper.com), Clifford (www.clifford.com), and OnStar (www.onstar.com). Additionally, we contend with lesser-known rivals and potential newcomers who may emerge in the future.

While our industry’s size provides ample room for successful competition, we recognize that product technology continually evolves. New entrants consistently innovate, potentially surpassing our current offerings or rendering them obsolete. Adaptability and ongoing innovation are critical for maintaining our competitive edge.

Manufacturing

SecureTech collaborates with US-based contract manufacturers for product production, and the final assembly takes place at our Minnesota headquarters. Importantly, we maintain flexibility by not entering into long-term or exclusivity agreements with any specific manufacturer. This approach allows us to explore new partnerships and freely adapt as needed.

Our products at SecureTech proudly bear the coveted “Made in the USA” label.

Piranha Blockchain

SecureTech, a forward-thinking company, is venturing into cutting-edge cybersecurity and blockchain technologies. This exciting initiative is spearheaded by its newly established Piranha Blockchain subsidiaries (collectively, “Piranha”). Through Piranha, SecureTech aims to:

•	Construct Secure, Low-Cost Green Energy Data Centers: Our data center focus will center around building environmentally friendly data centers that prioritize security while minimizing costs.

•

Provide Advanced Cybersecurity Solutions: We intend to offer cutting-edge cybersecurity products to safeguard client data, protect identities, and defend digital assets against theft and ransom attacks.

•	Develop Blockchain and Cryptocurrency Platforms: Our plans center around creating robust systems for mining, storage, and trading exchanges within the dynamic blockchain and cryptocurrency landscape.

Piranha aims to diversify its revenue streams. Below are the four key sources through which Piranha intends to generate revenue:

•	Product Sales. Piranha will generate revenue through one-time sales of cybersecurity hardware and applications.

•	Subscription Services. Recurring monthly revenue will come from cybersecurity subscriptions and hosting services.

•	Cryptocurrency Ventures. Piranha will engage in cryptocurrency mining, hosting third-party mining rigs, and pursue trailblazing joint venture projects.

•	Transaction Fees. Revenue will also be earned from transaction fees related to cryptocurrency exchanges, cryptocurrency trading, and conversions into and from fiat currencies.

Piranha’s Growth Strategy: Innovation and Acquisitions

As Piranha looks to grow its business, it will combine internal innovation with strategic acquisitions. Internally, Piranha plans to invest in cutting-edge products and technologies, while externally, it seeks synergistic partnerships and acquisition candidates to accelerate overall growth.

Government Regulation

Our products are designed to meet all known existing or proposed governmental regulations. We currently meet all applicable standards for approvals by government regulatory agencies for our products and services.

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in the fiscal period ended March 31, 2024, nor do we anticipate environmental expenses in the foreseeable future.

Intellectual Property Rights and Proprietary Information

In our industry, innovation, investment in novel ideas, and safeguarding intellectual property rights play pivotal roles in achieving success. To protect our products and technologies, we leverage a combination of legal mechanisms, including patents, trademarks, trade secrets, and contractual obligations. Our commitment extends to robustly enforcing our intellectual property rights.

Notably, SecureTech holds a portfolio of issued and licensed patents, each with specific dates of issuance:

•On May 7, 2013, Shongkawh, LLC—a related party controlled by our President and CEO—was granted US Patent No. 8,436,721 titled “Automobile Theft Protection and Disablement System” by the US Patent & Trademark Office (“USPTO”). This patent is set to expire on March 19, 2030. SecureTech holds the exclusive license to utilize this patent until its expiration date.

Ensuring Our Competitive Edge

In addition to factors like innovation, technological expertise, and our skilled personnel, we recognize that maintaining a robust product portfolio is essential for staying competitive. Continual upgrades and enhancements to our offerings are key. When we achieve significant technological improvements, we actively seek patent protection.

Our Patent Strategy

Our proactive approach involves filing patent applications to secure legal protections for the novel features of our products and technologies. Before filing and granting patents, we meticulously disclose critical elements to our patent counsel. Simultaneously, we safeguard these features as trade secrets until product introduction. It’s important to note that patent applications don’t always result in issued patents covering all crucial claims and may face denial.

Trademark Protection

Beyond patents, we also prioritize trade name and trademark protection. As proud owners of federally registered trademarks, including SECURETECH INNOVATIONS® and TOP KONTROL®, we safeguard our brand identity. Additionally, SecureTech has a pending trademark registration application with the USPTO for PIRANHA BLOCKCHAIN.

Confidentiality Agreements

To maintain the integrity of our proprietary information, we enter into nondisclosure agreements with employees, consultants, and third parties. These agreements strictly prohibit the disclosure of our confidential data during and after their employment or working relationships.

Employees

As of March 31, 2024, our workforce comprises five employees: two full-time, three part-time, and three independent commission-based sales representatives.

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113. We lease this space for $552 per month on a month-to-month basis.

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

Note Regarding Third-Party Information

This Quarterly Report on Form 10-Q incorporates market data, statistical information, and estimates drawn from various sources. These include reports by industry analysts, publications from market research firms, and other independent resources. Additionally, our management team provides its own well-founded estimates and analyses.

While we consider these third-party reports reputable, it’s important to note that we have not independently verified the underlying data sources, methodologies, or assumptions. Information based on estimates, forecasts, projections, or market research inherently carries uncertainties. As a result, actual events or circumstances may materially diverge from what is reflected in this information.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the three months ended March 23, 2024 and 2023.

	Three months ended March 31,
	2024	2023
Sales	$12,885	$20,050
Cost of goods sold	(3,080)	(5,285)
Gross profit	9,805	14,765
Operating expenses	(90,496)	(129,606)
Loss from operations	(80,691)	(114,841)
Other income (expense)	(790)	882
Net loss	$(81,481)	$(113,959)

Sales

Sales for the three months ended March 31, 2024, were $12,885, compared to $20,050 for the same period of 2023, representing a decrease of ($7,165), or a (35.7%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended March 31, 2024, was $3,080, compared to $5,285 for the same period of 2023. As a percentage of overall sales, the cost of goods sold was 23.9% during the three months ended March 23, 2024, compared to 26.4% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended March 31, 2024, was $9,805, compared to $14,765 for the same period of 2023. Our gross profit margin was 76.1% during the three months ended March 31, 2024, compared to 73.6% for the same fiscal period a year ago.

Operating Expenses

	Three Months Ended March 31,
	2024	2023
Operating expenses:
General and administrative	$90,496	$128,721
Research and development	-	885
Operating expenses	$90,496	$129,606

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $90,496 during the three months ended March 31, 2024, compared to $129,606 for the same period of 2023, representing a decrease in operating expenses of ($39,110), or (30.2%), from the three months ended March 31, 2023. The decrease in operating expenses was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Loss From Operations

As a result of the foregoing, our loss from operations was ($80,691) during the three months ended March 31, 2024, compared with ($114,841) for the same period of 2023. This ($34,150), or (29.7%), decrease in our loss from operations was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the three months that ended March 31, 2024, we incurred ($790) in other expenses, compared to $882 in other income for the same period of 2023.

Net Loss

The result was that our net loss was ($81,481) during the three months ended March 31, 2024, compared with ($113,959) for the same period of 2023. This ($32,478), or (28.5%), decrease in our net loss was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Total Stockholders’ Deficit

Our stockholders’ deficit was ($230,352) as of March 31, 2024.

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

As of March 31, 2024, we had a cashback revolving credit line of $15,000 and an outstanding balance of $15,000 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

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

We had a net working capital deficit of ($233,593) as of March 31, 2024, a decrease of ($81,236), or (53.3%), from a net working capital deficit of ($152,357) as of December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2024 and 2023:

	Three Months Ended March,
	2024	2023
Cash provided by (used in):
Operating activities	($4,865)	($108,352)
Financing activities	-	$20,000

Net cash used in operating activities was ($4,865), a decrease of ($103,487), or (95.5%), from cash used in operating activities of ($108,352) during the same period of 2023. The increase in our cash used by operating activities was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Net cash provided by financing activities was $-0- compared to $20,000 during the same period of 2023.

Ongoing and Future Capital Funding Efforts

As of May 15, 2024, SecureTech was preparing a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital, producing the initial inventory for the 2nd Generation Top Kontrol product line, and starting construction on Piranha Blockchain’s first data center.

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

Off-Balance Sheet Operations

As of March 31, 2024, we had no off-balance sheet activities or operations.

Contractual Obligations

As of March 31, 2024, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2024.

Revenue Recognition

Effective January 1, 2018, SecureTech adopted ASC 606 — Revenue from Contracts with Customers.

SecureTech’s primary source of revenue is the sale of our Top Kontrol product, which we began selling in late April 2020.

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

Revenue Recognition; General Right of Return

Customers are allowed to return defective goods (warranty returns). In some instances, customers may be allowed to return a limited number of units for periodic stock adjustment returns. Such stock adjustment returns would be limited to no more than 5% of their total units sold.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of March 31, 2024, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

•	SecureTech's system of internal controls failed to identify multiple journal entries that were identified by the SecureTech's external auditor;

•	SecureTech has no formal control process related to the identification and approval of related party transactions;

•	SecureTech could not maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

•	SecureTech lacks sufficient financial resources and adequate personnel to perform the internal audit function and currently does not have an Audit Committee;

•

SecureTech lacks an independent Board of Directors, and there is no designated board member serving as an independent financial expert. Currently, the Board of Directors consists of two members, both of whom also hold executive officer positions. Consequently, there is a lack of independent oversight of the management team, as well as insufficient independent review of our operating and financial results and disclosures made by SecureTech; and

•	Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of March 31, 2024.

Management believes in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

•	Engage outside consultants to ensure consistency in accounting policies and procedures across the organization. This step would enhance our control over financial statement disclosures;

•	Hire additional qualified financial personnel, including a full-time Chief Financial Officer;

•	Expand our current board of directors to include additional independent individuals who are willing to perform directorial functions; and

•	Increase our workforce to accommodate growing sales and higher volumes.

Management believes that effectively addressing these material weaknesses would necessitate the addition of at least three independent board members and one executive financial officer who is independent and not a board member. We estimate that the minimum annual expense for SecureTech to retain qualified personnel to fill these vacant roles would be at least $650,000, and possibly even more.

Given that these remedial actions require hiring additional personnel at a substantial cost, these material weaknesses are likely to remain unremediated until SecureTech can generate sufficient revenues or raise significant outside funding necessary to address them. In the meantime, we will continue to rely on the limited advice of outside professionals and consultants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
3.4	Certificate of Designation of Series A Preferred Stock		8-K		3.4	6/2/2023
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
10.2	Amendment No. 1 to Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 13, 2024	X
14.1	Code of Ethics adopted May 12, 2022		8-K		14.1	5/16/2022
31.1	Certification of Kao Lee, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification of Kao Lee, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: May 15, 2024	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: May 15, 2024	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director