Form 10-Q
period 2024-06-30
Securetech Innovations, Inc.
filed 2024-08-14
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 14, 2024, was 78,076,881.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS6

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)7

CONSOLIDATED STATEMENTS OF CASH FLOWS8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations16

Item 3. Quantitative and Qualitative Disclosures About Market Risk27

Item 4. Controls and Procedures27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings28

Item 1A. Risk Factors28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds29

Item 3. Default Upon Senior Securities29

Item 4. Mine Safety Disclosures29

Item 5. Other Information29

Item 6. Exhibits29

SIGNATURES31

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or reviewed all relevant information. These statements are inherently uncertain, and investors are cautioned not to rely unduly on these statements.

The forward-looking statements made in this Quarterly Report are based on events or circumstances as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events except as required by law. We may not achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “SecureTech,” “Registrant,” “Company,” and “Issuer” mean SecureTech Innovations, Inc. unless the context clearly requires otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2024 (unaudited)	December 31, 2023
Current assets:
Cash and equivalents	$—	$5,987
Inventories	10,234	13,656
Deposits	1,088	1,088
Total current assets	11,322	20,731

Property and equipment, net	$2,995	$3,486

Total assets:	$14,317	$24,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,103	$5,879
Accounts payable, related party	70,780	40,000
Accrued payroll	217,388	112,328
Bank overdraft	2	—
Credit cards payable	14,947	14,564
Notes payable, related party	14,042	—
Taxes payable	1,115	317
Total current liabilities	$328,377	$173,088

Total liabilities	$328,377	$173,088

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 3,400 and 3,200 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 78,076,881 and 79,862,655 shares issued and outstanding, respectively	78,077	79,863
Additional paid-in capital	1,088,177	1,076,391
Accumulated deficit	(1,480,317)	(1,305,128)

Total stockholders’ deficit	$(314,060)	$(148,871)

Total liabilities and stockholders’ equity	$14,317	$24,217

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenues:
Sales	$1,350	$17,550	$14,235	$37,600
Cost of goods sold	341	4,732	3,421	10,017
Gross profit	1,009	12,818	10,814	27,583

Expenses:
General and administrative	$93,730	$112,556	$184,226	$241,277
Research and development	—	5,876	—	6,761
Total expenses	93,730	118,432	184,226	248,038

(Loss) from operations	(92,721)	(105,614)	(173,412)	(220,455)

Other income (expense)	$(987)	528	$(1,777)	$1,410

Provision for income taxes	—	—	—	—

Net (loss)	$(93,708)	$(105,086)	$(175,189)	$(219,045)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	78,073,914	107,608,755	78,218,401	107,703,268

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Series A				Additional	Accumulated
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	($1,305,128)	$(148,871)
Share exchange, related party	200	—	(1,795,774)	(1,796)	1,796	—	—
Net loss	—	—	—	—	—	(81,481)	(81,481)
Balance, March 31, 2024	3,400	$3	78,066,881	$78,067	$1,078,187	($1,386,609)	($230,352)
Issuance of common shares for cash	—	—	10,000	10	9,990	—	10,000
Net loss	—	—	—	—	—	(93,708)	(93,708)
Balance, June 30, 2024	3,400	$3	78,076,881	$78,077	$1,088,177	($1,480,317)	$(314,060)

	Series A				Additional	Accumulated
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	—	$—	111,839,085	$111,839	$1,000,239	($936,658)	$175,420
Issuance of common shares for cash	—	—	11,428	11	19,989	—	20,000
Net loss	—	—	—	—	—	(113,959)	(113,959)
Balance, March 31, 2023	—	$—	111,850,513	$111,850	$1,020,228	($1,050,617)	$81,461
Share exchange, related party	2,500	3	(25,000,000)	(25,000)	24,997	—	—
Net loss	—	—	—	—	—	(105,086)	(105,086)
Balance, June 30, 2023	2,500	$3	86,850,513	$86,850	$1,045,225	($1,155,703)	($23,625)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(175,189)	$(219,045)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	491	492
Changes in operating assets and liabilities:
Decrease (increase) in inventories	3,422	11,148
Increase (decrease) in accounts payable	4,224	7,730
Increase (decrease) in accounts payable, related party	30,780	10,000
Increase (decrease) in credit cards payable	383	(2,138)
Increase (decrease) in accrued payroll	105,060	15,576
Decrease (increase) in deposits	—	29,500
Increase (decrease) in taxes payable	798	(1,065)
Increase (decrease) in bank overdraft	2	—

Net cash used in operating activities	(30,029)	(147,802)

Cash flows from financing activities:
Issuance of common shares for cash	$10,000	$20,000
Increase in notes payable, related party	14,042	—
Net cash provided by financing activities	$24,042	$20,000

Net increase (decrease) in cash	(5,987)	(127,802)

Cash – beginning of period	5,987	138,318

Cash – end of period	$—	$10,516

Cash paid for income taxes	$—	$—

Cash paid for interest	$2,015	$—

Non-cash financing activities:
Exchange of common shares for preferred shares, related party	$1,796	$25,000

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Unaudited Interim Financial Information

The Company's unaudited condensed interim financial statements have been prepared per accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 2023, has been derived from audited financial statements.

Operating results for the six months ended June 30, 2024, are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on May 1, 2024.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2024.

Reclassifications

For comparability, reclassifications of prior-year balances were made to conform with current-year presentations, such as accounts payable - related party which were previously included in accounts payable in 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, “Financial Instruments,” require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2024 and 2023. The Company had no dilutive securities outstanding as of June 30, 2024 and 2023.

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

Depreciation expenses totaled $491 and $492 for the six months ended June 30, 2024 and 2023, respectively. Cumulative depreciation for each asset class is as follows:

	June 30, 2024	December 31, 2023

Computer, software, and equipment	$4,916	$4,916
Accumulated depreciation	$(1,921)	$(1,430)
PPE, net	$2,995	$3,486

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

Revenue Recognition; Concentration

As of June 30, 2024, the Company had three customers who are Authorized Dealers that each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these three dealers represented 90.5% of the Company’s revenue for the six months ended June 30, 2024.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of June 30, 2024:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2024, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of June 30, 2024, the Company had an accumulated deficit of ($1,480,317). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Inventories:
Raw materials and work-in-progress	$1,913	$1,925
Finished goods	8,321	11,731
Gross inventories	10,234	13,656
Inventory valuation reserves	—	—
Inventories, net	$10,234	$13,656

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

Series A Preferred Stock Issuances

During the six months ended June 30, 2024, the Company issued an aggregate of 200 shares of Series A Preferred Stock pursuant to a Share Exchange Agreement.

During the six months ended June 30 ,2023, the Company issued an aggregate of 2,500 shares of Series A Preferred Stock pursuant to a Share Exchange Agreement.

As of June 30, 2024, the Company had one class of preferred stock, Series A Preferred Stock, and 3,400 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Exchange and Cancellations

During the six months ended June 30, 2024, the Company entered into a Share Exchange Agreement whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 shares of its common stock.

During the six months ended June 30, 2023, the Company entered into a Share Exchange Agreement whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

All of the shares of common stock received in this stock exchange were subsequently canceled. No consideration was paid or received in connection to the share exchange, which also is deemed a non-taxable event pursuant to Section 351 of the Internal Revenue Code.

Share Issuances

During the six months ended June 30, 2024, the Company sold an aggregate of 10,000 shares of its common stock, $0.001 par value, in exchange for $10,000 in cash, or $1.00 a share.

During the six months ended June 30, 2023, the Company sold an aggregate of 11,428 shares of its common stock, $0.001 par value, in exchange for $20,000 in cash, or about $1.75 a share.

As of June 30, 2024, the Company had 78,076,881 shares of common stock issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the six months ended June 30, 2024, the Company entered into a Share Exchange Agreement whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 Founder’s Shares. These Founder’s Shares were canceled and returned to the Company’s Treasury.

As of June 30, 2024, an aggregate of 80,500,000 Founder’s Shares had been returned to the Company and canceled, an aggregate of 13,704,226 had been sold and/or gifted away, and an aggregate of 26,795,774 had been tendered as part of the Share Exchange Agreements described below.

Share Exchange and Cancellations

During the six months ended June 30, 2023, the Company entered into a Share Exchange Agreement with its President and CEO, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock. The common shares tendered by Mr. Lee were canceled and returned to the Company’s Treasury.

During the six months ended June 30, 2024, the Company entered into a Share Exchange Agreement whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 shares of its common stock. These common shares tendered were canceled and returned to the Company’s Treasury.

Accrued Payroll

As of June 30, 2024, the Company had aggregated $215,150 in related party accrued payroll, consisting of $207,500 in accrued payroll and $7,650 in accrued employer taxes.

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

Notes Payable

As of June 30, 2024, the Company had outstanding notes payable to Kao Lee aggregating $14,042 for expenses paid on behalf of the Company, which has been accounted for as short-term notes payable to a related party.

Accounts Payable

As of June 30, 2024 and December 31, 2023, the Company had accounts payable to Taurus Financial Partners, LLC aggregating $70,780 and $40,000, respectively.

NOTE 6 – CONTINGENCY/LEGAL

As of June 30, 2024, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 7 – SUBSEQUENT EVENTS

Notes Payable

Between July 1, 2024 and August 14, 2024, the Company borrowed an aggregate of $14,372 from Kao Lee, a related party. As of August 14, 2024, the Company has outstanding notes payable to Mr. Lee aggregating $28,414.

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

Corporate Structure

The following diagram illustrates our corporate structure as of June 30, 2024:

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in the fiscal period ended June 30, 2024, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of June 30, 2024, our workforce comprises five employees: two full-time, three part-time, and three independent commission-based sales representatives.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the three months ended June 30, 2024 and 2023.

	Three months ended June 30,
	2024	2023
Sales	$1,350	$17,550
Cost of goods sold	(341)	(4,732)
Gross profit	1,009	12,818
Operating expenses	(93,730)	(118,432)
Loss from operations	(92,721)	(105,614)
Other income (expense)	(987)	528
Net loss	$(93,708)	$(105,086)

Sales

Sales for the three months ended June 30, 2024, were $1,350, compared to $17,550 for the same period of 2023, representing a decrease of ($16,200), or a (92.3%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol. The significant drop in sales was attributable to our CEO shifting his time from being predominately focused on sales efforts to other, more urgent, business matters.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended June 30, 2024, was $341, compared to $4,732 for the same period of 2023. As a percentage of overall sales, the cost of goods sold was 25.3% during the three months ended June 30, 2024, compared to 27.0% for the same fiscal period a year ago.

Gross Profit

Gross profit for the three months ended June 30, 2024, was $1,009, compared to $12,818 for the same period of 2023. Our gross profit margin was 74.7% during the three months ended June 30, 2024, compared to 73.0% for the same fiscal period a year ago.

Operating Expenses

	Three Months Ended June 30,
	2024	2023
Operating expenses:
General and administrative	$93,730	$112,556
Research and development	-	5,876
Operating expenses	$93,730	$118,432

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $93,730 during the three months ended June 30, 2024, compared to $118,432 for the same period of 2023, representing a decrease in operating expenses of ($24,702), or (20.9%), from the three months ended June 30, 2023. The decrease in operating expenses was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Loss From Operations

As a result of the foregoing, our loss from operations was ($92,721) during the three months ended June 30, 2024, compared with ($105,614) for the same period of 2023. This ($12,892), or (12.2%), decrease in our loss from operations was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the three months that ended June 30, 2024, we incurred ($987) in other expenses, compared to $528 in other income for the same period of 2023.

Net Loss

The result was that our net loss was ($93,708) during the three months ended June 30, 2024, compared with ($105,086) for the same period of 2023. This ($11,378), or (10.8%), decrease in our net loss was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,
	2024	2023
Sales	$14,235	$37,600
Cost of goods sold	(3,421)	(10,017)
Gross profit	10,814	27,583
Operating expenses	(184,226)	(248,038)
Loss from operations	(173,412)	(220,455)
Other income (expense)	(1,777)	1,410
Net loss	$(175,189)	$(219,045)

Sales

Sales for the six months ended June 30, 2024, were $14,235, compared to $37,600 for the same period of 2023, representing a decrease of ($23,365), or a (62.1%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol. The significant drop in sales was attributable to our CEO shifting his time from being predominately focused on sales efforts to other, more urgent, business matters.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the six months ended June 30, 2024, was $3,421, compared to $10,017 for the same period of 2023. As a percentage of overall sales, the cost of goods sold was 24.0% during the six months ended June 30, 2024, compared to 26.6% for the same fiscal period a year ago.

Gross Profit

Our gross profit for the six months ended June 30, 2024, was $10,814, compared to $27,583 for the same period in 2023. Our gross profit margin was 76.0% during this period, compared to 73.4% for the same fiscal period a year ago.

Operating Expenses

	Six Months Ended June 30,
	2024	2023
Operating expenses:
General and administrative	$184,226	$241,277
Research and development	-	6,761
Operating expenses	$184,226	$248,038

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $184,226 during the six months ended June 30, 2024, compared to $248,038 for the same period of 2023, representing a decrease in operating expenses of ($63,812), or (25.7%), from the six months ended June 30, 2023. The decrease in operating expenses was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Loss From Operations

As a result of the foregoing, our loss from operations was ($173,412) during the six months ended June 30, 2024, compared with ($220,455) for the same period of 2023. This ($47,043), or (21.3%), decrease in our loss from operations was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the six months that ended June 30, 2024, we incurred ($1,777) in other expenses, compared to $1,410 in other income for the same period of 2023.

Net Loss

The result was that our net loss was ($175,189) during the six months ended June 30, 2024, compared with ($219,045) for the same period of 2023. This ($43,856), or (20.0%), decrease in our net loss was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Total Stockholders’ Deficit

Our stockholders’ deficit was ($314,060) as of June 30, 2024.

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

As of June 30, 2024, we had a cashback revolving credit line of $15,000 and an outstanding balance of $14,947 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

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

We had a net working capital deficit of (317,055) as of June 30, 2024, a decrease of ($164,698), or (108.1%), from a net working capital deficit of ($152,357) as of December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024 and 2023:

	Six Months Ended March,
	2024	2023
Cash provided by (used in):
Operating activities	($30,029)	($147,802)
Financing activities	$24,042	$20,000

Net cash used in operating activities during the six months ended June 30, 2024 was ($30,029), a decrease of ($117,773), or (79.7%), from cash used in operating activities of ($147,802) during the same period of 2023. The decrease in our cash used by operating activities was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Net cash provided by financing activities during the six months ended June 30, 2024 was $24,042 compared to $20,000 during the same period of 2023.

Ongoing and Future Capital Funding Efforts

As of August 14, 2024, SecureTech was preparing a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital to produce the initial inventory for the 2nd Generation Top Kontrol product line and start construction on Piranha Blockchain’s first data center. We anticipate filing the necessary paperwork to register the proposed Regulation A+ offering with the SEC sometime during the fiscal period ending September 30, 2024.

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

Off-Balance Sheet Operations

As of June 30, 2024, we had no off-balance sheet activities or operations.

Contractual Obligations

As of June 30, 2024, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, SecureTech had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, “Financial Instruments,” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2024.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of June 30, 2024, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
3.4	Certificate of Designation of Series A Preferred Stock		8-K		3.4	6/2/2023
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
10.2	Amendment No. 1 to Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 13, 2024		10-Q		10.2	5/15/24
14.1	Code of Ethics adopted May 12, 2022		8-K		14.1	5/16/2022
31.1	Certification of Kao Lee, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X

32.1	Certification of Kao Lee, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

[Signatures on Following Page]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: August 14, 2024	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 14, 2024	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director