Form 10-Q
period 2024-09-30
Securetech Innovations, Inc.
filed 2024-11-19
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 19, 2024, was 78,086,881.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS6

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)7

CONSOLIDATED STATEMENTS OF CASH FLOWS8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations17

Item 3. Quantitative and Qualitative Disclosures About Market Risk27

Item 4. Controls and Procedures28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings30

Item 1A. Risk Factors30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds30

Item 3. Default Upon Senior Securities30

Item 4. Mine Safety Disclosures30

Item 5. Other Information30

Item 6. Exhibits30

SIGNATURES32

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2024 (unaudited)	December 31, 2023
Current assets:
Cash and equivalents	$—	$5,987
Inventories	10,234	13,656
Deposits	1,114	1,088
Total current assets	11,348	20,731

Property and equipment, net	$2,749	$3,486

Total assets:	$14,097	$24,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,187	$5,879
Accounts payable, related party	85,978	40,000
Accrued payroll, related party	269,918	112,328
Bank overdraft	182	—
Credit cards payable	14,807	14,564
Notes payable, related party	29,611	—
Taxes payable	1,115	317
Total current liabilities	$410,797	$173,088

Total liabilities	$410,797	$173,088

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 3,400 and 3,200 shares issued and outstanding, respectively	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 78,076,881 and 79,862,655 shares issued and outstanding, respectively	78,077	79,863
Additional paid-in capital	1,089,240	1,076,391
Accumulated deficit	(1,564,020)	(1,305,128)

Total stockholders’ deficit	$(396,700)	$(148,871)

Total liabilities and stockholders’ equity	$14,097	$24,217

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenues:
Sales	$—	$4,450	$14,235	$42,050
Cost of goods sold	—	1,194	3,421	11,211
Gross profit	—	3,256	10,814	30,839

Expenses:
General and administrative	$81,642	$69,906	$265,868	$311,183
Research and development	—	1,740	—	8,501
Total expenses	81,642	71,646	265,868	319,684

(Loss) from operations	(81,642)	(68,390)	(255,054)	(288,845)

Other income (expense)	$(2,061)	378	$(3,838)	$1,788

Provision for income taxes	—	—	—	—

Net (loss)	$(83,703)	$(68,012)	$(258,892)	$(287,057)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	78,076,881	80,615,730	78,170,883	98,574,867

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	($1,305,128)	$(148,871)
Share exchange, related party	200	—	(1,795,774)	(1,796)	1,796	—	—
Net loss	—	—	—	—	—	(81,481)	(81,481)
Balance, March 31, 2024	3,400	$3	78,066,881	$78,067	$1,078,187	($1,386,609)	($230,352)
Issuance of common shares for cash	—	—	10,000	10	9,990	—	10,000
Net loss	—	—	—	—	—	(93,708)	(93,708)
Balance, June 30, 2024	3,400	$3	78,076,881	$78,077	$1,088,177	($1,480,317)	($314,060)
Net loss	—	—	—	—	—	(83,703)	(83,703)
Imputed interest	—	—	—	—	1,063	—	1,063
Balance, September 30, 2024	3,400	$3	78,076,881	$78,077	$1,089,240	($1,564,020)	$(396,700)

Balance, December 31, 2022	—	$—	111,839,085	$111,839	$1,000,239	($936,658)	$175,420
Issuance of common shares for cash	—	—	11,428	11	19,989	—	20,000
Net loss	—	—	—	—	—	(113,959)	(113,959)
Balance, March 31, 2023	—	$—	111,850,513	$111,850	$1,020,228	($1,050,617)	$81,461
Share exchange	2,500	3	(25,000,000)	(25,000)	24,997	—	—
Net loss	—	—	—	—	—	(105,086)	(105,086)
Balance, June 30, 2023	2,500	$3	86,850,513	$86,850	$1,045,225	($1,155,703)	($23,625)
Issuance of common shares for cash	—	—	9,142	10	15,990	—	16,000
Share exchange	700	—	(7,000,000)	(7,000)	7,000	—	—
Net loss	—	—	—	—	—	(68,012)	(68,012)
Balance, September 30, 2023	3,200	$3	79,859,655	$79,860	$1,068,215	($1,223,715)	($75,637)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(258,892)	$(287,057)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	737	738
Imputed interest	1,063	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	3,422	12,342
Increase (decrease) in accounts payable	3,308	32,779
Increase (decrease) in accounts payable, related party	45,978	—
Increase (decrease) in credit cards payable	242	(2,327)
Increase (decrease) in accrued payroll	157,590	45,703
Decrease (increase) in deposits	(26)	29,500
Increase (decrease) in taxes payable	798	1,770
Increase (decrease) in bank overdraft	182	—

Net cash used in operating activities	$(45,598)	$(166,552)

Cash flows from financing activities:
Issuance of common shares for cash	$10,000	$36,000
Increase in notes payable, related party	29,611	—
Net cash provided by financing activities	$39,611	$36,000

Net increase (decrease) in cash	$(5,987)	$(130,552)

Cash – beginning of period	$5,987	$138,318

Cash – end of period	$—	$7,766

Cash paid for income taxes	$—	$—

Cash paid for interest	$3,061	$—

Non-cash financing activities:
Exchange of common shares for preferred shares, unrelated party	$—	$5,000
Exchange of common shares for preferred shares, related party	$1,796	$27,000

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Operating results for the nine months ended September 30, 2024, are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on May 1, 2024.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended September 30, 2024.

Reclassifications

For comparability, prior-year balances were reclassified to conform with current-year presentations, such as accounts payable—related party, which were previously included in accounts payable in 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2024 and 2023. The Company had no dilutive securities outstanding as of September 30, 2024 and 2023.

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

Depreciation expenses totaled $737 and $738 for the nine months ended September 30, 2024 and 2023, respectively. Cumulative depreciation for each asset class is as follows:

	September 30, 2024	December 31, 2023

Computer, software, and equipment	$4,916	$4,916
Accumulated depreciation	$(2,167)	$(1,430)
PPE, net	$2,749	$3,486

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

Revenue Recognition; Concentration

As of September 30, 2024, the Company had three customers who are Authorized Dealers that each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these three dealers represented 90.5% of the Company’s revenue for the nine months ended September 30, 2024.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of September 30, 2024:

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended September 30, 2024, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of September 30, 2024, the Company had an accumulated deficit of ($1,564,020). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – INVENTORIES

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Inventories:
Raw materials and work-in-progress	$1,913	$1,925
Finished goods	8,321	11,731
Gross inventories	10,234	13,656
Inventory valuation reserves	—	—
Inventories, net	$10,234	$13,656

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

Series A Preferred Stock Issuances

During the nine months ended September 30, 2024, the Company issued an aggregate of 200 shares of Series A Preferred Stock pursuant to a Share Exchange Agreement.

During the nine months ended September 30 ,2023, the Company issued an aggregate of 2,500 shares of Series A Preferred Stock pursuant to a Share Exchange Agreement.

As of September 30, 2024, the Company had one class of preferred stock, Series A Preferred Stock, and 3,400 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Exchange and Cancellations

During the nine months ended September 30, 2024, the Company entered into a Share Exchange Agreement whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 shares of its common stock.

During the three months ended September 30, 2023, the Company entered into a series of Share Exchange Agreements whereby it issued an aggregate of 700 shares of its Series A Preferred Stock in exchange for an aggregate of 7,000,000 shares of its common stock.

During the nine months ended September 30, 2023, the Company entered into a Share Exchange Agreement whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

All of the shares of common stock received in this stock exchange were subsequently canceled. No consideration was paid or received in connection to the share exchange, which also is deemed a non-taxable event pursuant to Section 351 of the Internal Revenue Code.

Share Issuances

During the nine months ended September 30, 2024, the Company sold an aggregate of 10,000 shares of its common stock, $0.001 par value, in exchange for $10,000 in cash, or $1.00 a share.

During the three months ended September 30, 2023, the Company sold an aggregate of 9,142 shares of its common stock, $0.001 par value, in exchange for $16,000 in cash, or about $1.75 a share.

During the nine months ended September 30, 2023, the Company sold an aggregate of 20,570 shares of its common stock, $0.001 par value, in exchange for $36,000 in cash, or about $1.75 a share.

As of September 30, 2024, the Company had 78,076,881 shares of common stock issued and outstanding.

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

During the nine months ended September 30, 2024, the Company entered into a Share Exchange Agreement whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 Founder’s Shares. These Founder’s Shares were canceled and returned to the Company’s Treasury.

As of September 30, 2024, an aggregate of 80,500,000 Founder’s Shares had been returned to the Company and canceled, an aggregate of 13,704,226 had been sold and/or gifted away, and an aggregate of 26,795,774 had been tendered as part of the Share Exchange Agreements described below.

Share Exchanges and Cancellations

During the three months ended September 30, 2023, the Company entered into a Share Exchange Agreement with a related party whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 2,000,000 shares of its common stock. These common shares tendered were canceled and returned to the Company’s Treasury.

During the nine months ended September 30, 2023, the Company entered into Share Exchange Agreements with related parties whereby it issued an aggregate of 2,700 shares of its Series A Preferred Stock in exchange for an aggregate of 27,000,000 shares of its common stock. The common shares tendered by Mr. Lee were canceled and returned to the Company’s Treasury.

During the nine months ended September 30, 2024, the Company entered into a Share Exchange Agreement with a related party whereby it issued 200 shares of its Series A Preferred Stock in exchange for an aggregate of 1,795,774 shares of its common stock. These common shares tendered were canceled and returned to the Company’s Treasury.

Accrued Payroll

As of September 30, 2024, the Company had aggregated $269,918 in related party accrued payroll, consisting of $260,738 in accrued payroll and $9,180 in accrued employer taxes.

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

Notes Payable

As of September 30, 2024, the Company had outstanding notes payable to Kao Lee aggregating $29,611 for expenses paid on behalf of the Company, which has been accounted for as short-term notes payable to a related party.

As of September 30, 2024, these notes payable have accrued $1,063 in imputed interest that has been recorded in the financial statements as additional paid-in capital.

Accounts Payable

As of September 30, 2024 and December 31, 2023, the Company had accounts payable to Taurus Financial Partners, LLC aggregating $85,978 and $40,000, respectively.

NOTE 6 – CONTINGENCY/LEGAL

As of September 30, 2024, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

NOTE 7 – SUBSEQUENT EVENTS

Notes Payable

Between October 1, 2024 and November 19, 2024, the Company borrowed an aggregate of $10,000 from Kao Lee, a related party. As of November 19, 2024, the Company has outstanding notes payable to Mr. Lee aggregating $39,611.

Common Stock Issuance

On November 18, 2024, the Company sold an aggregate of 10,000 shares of its common stock, $0.001 par value, in exchange for $5,000 in cash, or $0.50 a share.

As of November 19, 2024, SecureTech had 78,086,881 shares of its common stock issued and outstanding.

Accounts Payable, Related Party Reduction

On October 23, 2024, the Company entered into an agreement to convert $50,000 in past-due accounts payable to a related party into a non-interest bearing $50,000 convertible promissory note.

Subsequently, on October 24, 2024, the note holder converted the outstanding $50,000 convertible promissory note into 100,000,000 shares of SecureTech’s common stock, $0.001 par value.

Following this note conversion, on October 25, 2024, SecureTech and the original note holder signed a Share Exchange Agreement in which 100,000,000 shares of SecureTech's common stock were exchanged for 10,000 shares of its Series A Preferred Stock, $0.001 par value.

As of November 19, 2024, SecureTech had 78,086,881 shares of its common stock issued and outstanding and 13,400 shares of its Series A Preferred Stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period that required recognition or disclosure in the financial statements.

[This space intentionally left blank]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand SecureTech Innovations, Inc., our operations, and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2023, filed with the Securities Exchange Commission on Form 10-K on May 1, 2024, should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of Management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

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

Corporate Structure

The following diagram illustrates our corporate structure as of September 30, 2024:

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in the fiscal period ended September 30, 2024, nor do we anticipate environmental expenses in the foreseeable future.

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

Employees

As of September 30, 2024, our workforce comprises five employees: two full-time, three part-time, and three independent commission-based sales representatives.

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

Note Regarding Third-Party Information

This Quarterly Report on Form 10-Q incorporates market data, statistical information, and estimates drawn from various sources, including industry analysts' reports, market research firms' publications, and other independent resources. Additionally, our management team provides its own well-founded estimates and analyses.

While we consider these third-party reports reputable, it’s important to note that we have not independently verified the underlying data sources, methodologies, or assumptions. Information based on estimates, forecasts, projections, or market research inherently carries uncertainties. As a result, actual events or circumstances may materially diverge from what is reflected in this information.

Results of Operations

Key Factors Affecting Our Performance

A number of factors may cause our historical results of operations to not be comparable to our results of operations in future periods and may not be directly comparable from period to period. Below is a brief discussion of the key factors impacting our results of operations.

Lack of Business Development, Sales, and Marketing Personnel

We do not have dedicated business development, sales, or marketing personnel. Most of our sales to date have been generated by our CEO, Kao Lee. Since Mr. Lee focuses most of his efforts on other aspects of our business, our sales and resulting revenue have been significantly lower than they could have been if we had a capable and dedicated business development, sales, and marketing staff.

Once the second-generation Top Kontrol product line obtains regulatory approval for sale in the United States, we intend to hire and assemble a capable business development, sales, and marketing staff. This may be accomplished through internal hiring, outsourcing to third parties, or a combination thereof.

Caveat Emptor Designation Issues and Resulting Obstacles

On June 9, 2023, OTC Markets Group designated SecureTech’s common stock traded on the OTC Pink Exchange with a Caveat Emptor designation for “Promotion and Public Interest Concern.” After a year-long review process, OTC Markets Group removed this Caveat Emptor designation on June 10, 2024.

While the Caveat Emptor designation was imposed on our securities, our common stock experienced an extended period of sporadic trading and a substantial decline in overall share price, making it difficult to raise capital to continue growing our business. SecureTech is taking extraordinary precautions moving forward and will implement new standard operating procedures (SOPs) to prevent such an occurrence from happening again.

Delayed Financing Activities

SecureTech had initially planned to conduct this Regulation A+ registered securities offering beginning in the Summer of 2023. However, due to the Caveat Emptor designation described above, the start of this planned capital raise has been delayed by at least 18 months. We presently anticipate filing our planned Regulation A+ registration statement with the SEC in late November 2024.

While the Caveat Emptor designation was imposed on our securities, SecureTech could not secure sufficient capital financing to execute its business plan. As a result, Management was forced to reduce costs and conserve cash. This was accomplished by limiting overall daily operations and delaying capital expenditures, including necessary research and development expenditures for the next generation of Top Kontrol.

Delayed Launch of Second Generation Top Kontrol Product Line

Because most of Management’s time has been focused on remedying the Caveat Emptor designation and seeking acceptable sources of financing, research and development efforts have been significantly hampered. Presently, the second generation Top Kontrol base unit is undergoing field prototype testing.

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	For the three months ended September 30,		Change

	2024	2023	$	%
Sales	$-	$4,450	$(4,450)	(100.0%)
Cost of goods sold	-	1,194	(1,194)	(100.0%)
Gross profit	-	3,256	(3,256)	(100.0%)
Operating expenses	(81,642)	(71,646)	9,995	14.0%
Loss from operations	(81,642)	(68,390)	13,251	19.4%
Other income (expense)	(2,061)	378	(2,439)	(645.2%)
Net loss	$(83,703)	$(68,012)	$15,691	23.1%

Sales for the three months ended September 30, 2024, were $-0- compared to $4,450 for the same period in 2023. The lack of sales resulted from our CEO focusing all of his efforts on seeking suitable financing options rather than trying to sell what remains of our limited Top Kontrol inventory.

Our gross margins for the nine months ended September 30, 2024, were -0-% as compared to 73.2% for the same period in 2023.

Operating expenses for the three months ended September 30, 2024, were $81,641 compared to $71,646 for the same period in 2023. The increase of $9,995, or 14.0%, was principally due to increases in professional fees and payroll accrual.

Other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, finance charges incurred on carried outstanding balances on our bank credit card, and imputed interest on non-interest bearing short-term related party loans. During the three months that ended September 30, 2024, we incurred ($2,061) in other expenses, compared to $378 in other income for the same period of 2023.

Net loss for the three months ended September 30, 2024, was ($83,703) compared to ($68,012) for the same period in 2023, representing a $15,691, or 23.1%, increase compared to the previous fiscal period. The change was principally attributed to lack of sales described above.

For the Nine Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	For the nine months ended September 30,		Change

	2024	2023	$	%
Sales	$14,235	$42,050	$(27,815)	(66.1%)
Cost of goods sold	3,421	11,211	(7,790)	(69.5%)
Gross profit	10,814	30,839	(20,025)	(64.9%)
Operating expenses	(265,867)	(311,183)	(45,316)	(14.6%)
Loss from operations	(255,053)	(288,845)	(33,792)	(11.7%)
Other income (expense)	(3,838)	1,788	(5,626)	(314.7%)
Net loss	$(258,892)	$(288,845)	$29,953	10.4%

Sales for the nine months ended September 30, 2024, were $14,235 compared to $42,050 for the same period in 2023, representing a ($16,200), or (92.3%), decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol. The significant drop in sales was attributable to our CEO shifting his time from predominately focused on sales efforts to seeking suitable financing options.

Our gross margins for the nine months ended September 30, 2024, were 76.0% as compared to 73.3% for the same period in 2023.

Operating expenses for the nine months ended September 30, 2024, were $265,867 compared to $311,183 for the same period in 2023. The decrease of ($45,316), or (14.6%), was principally due to reduced staff and generally lower payroll expenses.

Other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, finance charges incurred on carried outstanding balances on our bank credit card, and imputed interest on non-interest bearing short-term related party loans. During the nine months that ended September 30, 2024, we incurred ($3,838) in other expenses, compared to $1,788 in other income for the same period of 2023.

Net loss for the nine months ended September 30, 2024, was ($258,892) compared to ($288,845) for the same period in 2023, representing a $29,953, or 10.4%, improvement compared to the previous fiscal period. The change was principally due to reduced staff and generally lower payroll expenses.

Total Stockholders’ Deficit

Our stockholders’ deficit was ($396,700) as of September 30, 2024.

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

As of September 30, 2024, we had a cashback revolving credit line of $15,000 and an outstanding balance of $14,806. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through it. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

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

As of September 30, 2024, total assets decreased to $14,097 from $24,217 on December 31, 2023. The decrease primarily reflects decreases in inventory and cash.

As of September 30, 2024, total liabilities increased to $410,797 from $173,088 on December 31, 2023. The increase is principally from net increases in accounts payable and accrued payroll,

We had a net working capital deficit of (399,449) as of September 30, 2024, a decrease of ($247,092), or (162.2%), from a net working capital deficit of ($152,357) as of December 31, 2023.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,		Change

	2024	2023	$	%
Cash provided by (used in):
Operating activities	$(45,598)	$(133,773)	$(88,175)	(65.9%)
Financing activities	$39,611	$36,000	$3,611	10.0%

Net cash used in operating activities during the nine months ended September 30, 2024 was ($45,598), a decrease of ($88,175), or (65.9%), from cash used in operating activities of ($133,773) during the same period of 2023. The decrease in our cash used by operating activities was primarily attributable to temporary reductions in general operating activities. When SecureTech secures adequate funding to resume normal and expanded levels of general operating activities, we anticipate these expenses will increase proportionately.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $39,611 compared to $36,000 during the same period of 2023, representing an increase of $3,611, or 10.0%, compared to the previous fiscal period. Cash received from financing activities was in the form of loans made to SecureTech by its CEO and from the sale of securities for cash.

Ongoing and Future Capital Funding Efforts

As of November 19, 2024, SecureTech was preparing a Regulation A+ registered securities offering. Funds generated from this planned securities offering will be used for general working capital to produce the initial inventory for the 2nd Generation Top Kontrol product line and start construction on Piranha Blockchain’s first data center. We anticipate filing the necessary paperwork to register the proposed Regulation A+ offering with the SEC in late 2024.

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

Off-Balance Sheet Operations

As of September 30, 2024, we had no off-balance sheet activities or operations.

Contractual Obligations

As of September 30, 2024, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the nine months ended September 30, 2024.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of September 30, 2024, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of September 30, 2024.

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

Management believes that effectively addressing these material weaknesses would necessitate the addition of at least three independent board members and one executive financial officer who is independent and not a board member. We estimate that SecureTech’s minimum annual expense to retain qualified personnel to fill these vacant roles would be at least $650,000, possibly even more.

Given that these remedial actions require hiring additional personnel at a substantial cost, these material weaknesses are likely to remain unremediated until SecureTech can generate sufficient revenues or raise significant outside funding necessary to address them. In the meantime, we will continue to rely on the limited advice of outside professionals and consultants.

Changes in Controls and Procedures

No changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected or are reasonably likely to affect our internal control over financial reporting.

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

SECURETECH INNOVATIONS, INC.

Dated: November 19, 2024	By:	/s/ Kao Lee
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: November 19, 2024	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director