Form 10-K
period 2024-12-31
Securetech Innovations, Inc.
filed 2025-03-31
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,384,586, based upon the closing price as reported by OTC Markets of $0.71 a share as of that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose. Additionally, the registrant does not have non-voting common stock outstanding.

As of March 31, 2025, there were 35,309,329 shares of our common stock, $0.001 par value issued and outstanding; 17,389,119 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I4

Item 1.  Business5

Item 1A.  Risk Factors11

Item 1B.  Unresolved Staff Comments23

Item 1C.  Cybersecurity23

Item 2.  Properties24

Item 3.  Legal Proceedings24

Item 4.  Mine Safety Disclosures24

PART II25

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities25

Item 6.  [Reserved]31

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations31

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk36

Item 8.  Financial Statements and Supplementary Data37

CONSOLIDATED BALANCE SHEETS40

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure54

Item 9A.  Controls and Procedures54

Item 9B.  Other Information55

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections55

PART III56

Item 10.  Directors, Executive Officers and Corporate Governance56

Item 11.  Executive Compensation60

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters61

Item 13.  Certain Relationships and Related Transactions, and Director Independence62

Item 14.  Principal Accounting Fees and Services64

PART IV65

Item 15.  Exhibits, Financial Statements Schedules65

Item 16.  Form 10-K Summary66

SIGNATURES67

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report for the year ended December 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

Item 1.  Business

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

Business Overview

SecureTech Innovations, Inc. is a pioneering innovator in blockchain, Web3, and cybersecurity technologies. Through its Piranha Blockchain subsidiary, it is developing cutting-edge technologies and platforms to securely store and transfer digital assets and enhance online privacy and user protection. Additionally, SecureTech is known for its groundbreaking safety device, Top Kontrol®, an advanced anti-theft and anti-carjacking system designed to preserve life and protect property.

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2024:

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

Recent Events

Appointment of New President and Chief Executive Officer

On January 14, 2025, SecureTech appointed J. Scott Sitra as its new President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors. Kao Lee, who previously held these positions, has been appointed to the newly created role of General Manager of Top Kontrol. In this new position, Mr. Lee will focus entirely on innovating and developing the Top Kontrol product line, while Mr. Sitra will oversee SecureTech’s day-to-day operations.

Completion of Phase 1 of Share Reduction Program (55% Reduction in Common Shares)

On February 14, 2025, SecureTech canceled 43,100,000 shares of its common stock. This represents a 55% reduction in the total number of common shares issued and outstanding.

Phase 2 of the Share Reduction Program is expected to be completed later this year. The aim is to reduce the total issued and outstanding shares to under 20 million during the fiscal year ending December 31, 2025.

2025 Roadmap: Driving Innovation and Growth

Under the leadership of our new President and CEO, J. Scott Sitra, SecureTech is realigning its business priorities and focusing on a series of strategic initiatives designed to rapidly grow and propel the company into new directions. The key strategic initiatives planned for 2025 include:

•	Recapitalize the Business: SecureTech aims to strengthen its financial foundation through short-term bridge, intermediate, and long-term funding solutions.

•	Aggressive M&A Program: Pursuing an assertive mergers and acquisitions strategy to drive rapid growth and expansion.

•	Reduce Outstanding Shares: Continue with the 2024 Share Reduction Program to strategically reduce outstanding shares to around 17 million issued and outstanding by Q3 2025.

•	Listing Upgrades: Targeting a Q2 2025 upgrade to the OTCQB, with a subsequent NASDAQ uplisting to increase market visibility and investor confidence.

•	Divest and Spin-Off Top Kontrol Product Line: Streamlining our portfolio by providing loyal shareholders with a special dividend and spinning off Top Kontrol as an independent OTCQB company.

•	Initiate Investor Relations/Awareness Program: Launching an initiative to enhance communication and introduce SecureTech to the investment community.

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

Top Kontrol ensures your car’s safety even when you’re not around. It prevents thieves from stealing your parked and unattended vehicle. Here’s a snapshot of America’s auto theft crisis in 2024:

850,708	Number of US cars stolen in 2024
$7.8 Billion	Estimated value of cars stolen in the US in 2024
$9,166	Average dollar loss per theft
Up 105%	Increase in US car thefts between 2019 and 2023
37 Seconds	How often a car is stolen in the US

Industry: Carjackings Crisis

Below are some highlighted major US cities that experienced record levels of carjackings in 2023:

Increase in Carjackings 2023	US City

98%	Washington, DC
222%	Minneapolis, MN
133%	Chicago, IL
121%	New Orleans, LA
115%	Oakland, CA

Recent statistics from the National Crime Information Center reveal a significant surge in car thefts and carjackings. Between 2019 and 2023, motor vehicle thefts increased by 105%, while carjackings rose by 93% nationwide.

Top Kontrol stands out as the sole automobile safety device capable of preventing an in-progress carjacking without any driver intervention.

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

Piranha Blockchain

SecureTech is a forward-thinking company focused on exploring advanced blockchain, Web3, and cybersecurity technologies and platforms. These efforts aim to enable the secure storage and transfer of digital assets while enhancing online privacy and user protection. The company advances these initiatives through its subsidiaries, which operate under the Piranha Blockchain brand (collectively referred to as “Piranha”). The planned initiatives outlined below demonstrate SecureTech’s dedication to leading innovation in technology and addressing the evolving challenges of digital security.

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

Top Kontrol was issued a Federal Communications Commission (FCC) Declaration of Conformity certification in March 2020.

Compliance with Environmental Laws

We believe there are no material issues or costs associated with our compliance with current environmental laws. We did not incur environmental expenses in the fiscal year ended December 31, 2024, nor do we anticipate environmental expenses in the foreseeable future.

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

Notably, SecureTech holds a portfolio of issued and licensed patents, each with specific dates of issuance:

•On May 7, 2013, Shongkawh, LLC—a related party controlled by one of our co-founders, Kao Lee—was granted US Patent No. 8,436,721 titled “Automobile Theft Protection and Disablement System” by the US Patent & Trademark

Office (“USPTO”). This patent is set to expire on March 19, 2030. SecureTech holds the exclusive license to utilize this patent until its expiration date.

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

Employees

As of December 31, 2024, our workforce comprises five employees: two full-time, three part-time, and three independent commission-based sales representatives.

Property and Equipment

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113. We lease this space for $565 per month on a month-to-month basis.

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

Note Regarding Third-Party Information

This Annual Report on Form 10-K incorporates market data, statistical information, and estimates drawn from various sources, including industry analysts' reports, market research firms' publications, and other independent resources. Additionally, our management team provides its own well-founded estimates and analyses.

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

Risks Related to Our Industry and the Broader Economy

•	Our industry is highly competitive, and as a small company with an unknown brand, we are at a disadvantage to our competitors.

Risks Related to Our Business

•	Our products may not achieve market acceptance, which would significantly reduce our chances of success.

•	If the market prefers to buy our competitors’ products and services, SecureTech may fail.

•	Consumer trends, seasonal fluctuations, and general global economic conditions can lead to unpredictable operating results.

•	We may be unable to successfully manage our inventory to match consumer demand.

•	We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

•	We may be unable to protect our proprietary rights and intellectual property.

•	While no current lawsuits are filed against SecureTech, there is a possibility that claims may arise in the future.

•

Our business's success depends heavily on key personnel, particularly J. Scott Sitra, and his business experience, understanding of the industries we compete in, and general global business operations.  SecureTech would likely fail if we were to lose his services.

•	Our officers and directors essentially determine and control all corporate decisions without the need for shareholder approval.

•	Our officers and directors may be subject to conflicts of interest.

•	Our officers and directors have other significant outside business interests.

•	We depend on third-party contract manufacturers to produce our products.

•	We incur significant additional expenses and management’s time relating to SEC reporting and compliance requirements.

•	We have no independent Board Members, nor do we have an audit or compensation committee.

•	We have agreed to fully indemnify our officers and directors against lawsuits.

Risks Related to Our Financial Condition

•	We lack an operating history and are incurring ongoing losses that we expect to continue into the future.

•

Operating as a public company requires significant additional expenses and management time, reducing funds available to implement our business plan and potentially adversely affecting our results of operations, cash flow, and overall financial condition..

•	Our auditing firm has issued a going concern warning on our ability to continue operations for the next 12 months.

•	We need to raise additional capital, which may not be available to us in the future or on terms we find acceptable.

Risks Related to Our Business Strategy

•

We intend to acquire other companies and technologies. Any acquisition we make could fail to result in a commercial product or sales, divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our business.

•	Our operating results will be harmed if we cannot effectively manage and sustain our future growth or scale our operations.

Risks Related to Planned Green Energy Data Centers and Blockchain Operations

•	Our future cryptocurrency and other digital asset holdings may be exposed to cybersecurity threats and hacking.

•	Risk related to technological obsolescence and difficulty in obtaining advanced hardware.

•	Our future data centers will be subject to various property and other insurance risks.

•	The financial performance of our future data centers may be impacted by price fluctuations in the power market and other market factors beyond SecureTech’s control.

•	Hazards associated with high-voltage electricity transmission and industrial operations may result in the suspension of our operations or the imposition of civil or criminal penalties.

Risks Related to Market for Our Common Stock

•	Investing in SecureTech is a risky investment and could result in the loss of your entire investment.

•

Even though our common stock is listed on the OTC Pink Tier of the OTC Markets Group, Inc., an active trading market for shares of our common stock has yet to develop and may never develop. In the event a market does develop in the future, such future market prices for our shares may be volatile.

•	We do not intend to pay any dividends on our common stock, so there are limited ways to profit from an investment in SecureTech Innovations, Inc.

•

We have certain anti-takeover provisions and may issue additional securities, including common and preferred shares, without shareholder consent. This may make it difficult, if not impossible, to replace or remove our current management and could also result in significant dilution to existing investments in our common stock.

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

RISK FACTORS

Risks Related to Our Industry and the Broader Economy

Our industry is highly competitive, and as a small company with an unknown brand, we are at a disadvantage to our competitors.

Our industry is highly competitive in general.  We are a small company with limited financial resources and an unknown brand with limited recognition.  Our competitors, both established and future unknown competitors, have better brand recognition and, in most cases, substantially greater financial resources than we have.  Our ability to compete successfully in our industry depends on many factors, both within and outside our control. These factors include the following:

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

Risks Related to Our Business

Our products may not achieve market acceptance, which would significantly reduce our chances of success.

We are currently producing and marketing our first-generation Top Kontrol product, which we plan to replace with a second-generation Top Kontrol product line later this fiscal year. There is uncertainty regarding whether this new product line and its features will be well-received by the market in general or if unforeseen events may lead to lower-than-expected sales. If this occurs, it could force us to reduce our spending on research and development, advertising, and other essential company functions needed to improve and expand our product and service offerings. We cannot guarantee consumer demand or interest in our current or future products and services. A lack of market acceptance could have a material adverse effect on our business, results of operations, and overall financial condition.

If the market prefers to buy our competitors’ products and services, SecureTech may fail.

While we believe our products will achieve commercial success, there is no assurance that customers will accept or purchase them. If the market chooses our competitors' products instead, becoming profitable could be challenging, if not impossible. Such a situation would significantly damage our business, potentially causing it to fail and leading to a total loss of investment.

Consumer trends, seasonal fluctuations, and general global economic conditions can lead to unpredictable operating results.

Our operating results may fluctuate significantly from period to period due to various factors, including customer purchasing patterns, competitive pricing, and general economic conditions.  There is no assurance that we will be successful in marketing our products or that revenue from product sales will be significant.  As a result, our revenues may vary significantly by quarter, and our operating results may experience substantial fluctuations, making it difficult to value our business and could lead to extreme volatility in our future share price. These factors could lead to adverse effects on our business and result in a total loss of investment.

We may be unable to successfully manage our inventory to match consumer demand.

Our inventory purchases are based, in part, on our sales forecasts. If these forecasts overestimate consumer demand, we may experience higher inventory levels, necessitating the sale of products at lower-than-anticipated prices, which would reduce our profit margins. Conversely, if our sales forecasts underestimate consumer demand, we may have insufficient inventory to meet demand, leading to lost sales. Both scenarios could materially and adversely affect our financial performance.

We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

The manufacturing, packaging, marketing, and processing of our products involve inherent risks of not meeting applicable quality standards and requirements. In such an event, we may voluntarily implement a recall or market withdrawal, or be required to do so by a regulatory authority. A recall or market withdrawal would be costly, diverting management resources. Additionally, a recall or withdrawal of one of our products, or a similar product processed by another entity, could impair sales due to confusion about the recall's scope or damage to our reputation for quality and safety. If this situation arises, it could significantly and negatively impact our financial performance.

We may be unable to protect our proprietary rights and intellectual property.

Our future success partially relies on our proprietary technology, technical know-how, and other intellectual property. We use intellectual property laws, confidentiality procedures, and contractual provisions, such as nondisclosure terms, to safeguard our intellectual property. However, others may independently develop similar technology, duplicate our products, or design around our intellectual property rights. Unauthorized parties may also attempt to copy aspects of our products and technologies or obtain and use information that we consider proprietary. Any of these events could significantly harm our business, financial condition, and operating results.

Additionally, we rely on technologies acquired from others and may depend on third parties for further required technologies. We might purchase a product's logic component or other technological devices from outside sources, which may involve annual fees for updates, upgrades, and technical support. In the future, we may need to obtain licenses or other rights related to one or more of our products or technologies. These licenses or rights may not be available on commercially reasonable terms, or at all. Inability to obtain specific licenses or rights or the need to engage in litigation regarding these matters could materially and adversely affect our business, financial condition, and operating results. Moreover, using intellectual property licensed from third parties may limit our ability to protect our products' proprietary rights.

While no current lawsuits are filed against SecureTech, there is a possibility that claims may arise in the future.

Currently, we do not have a general liability insurance policy. While we intend to seek such coverage during the current fiscal year, we cannot guarantee that we will be able to obtain it or, if offered, afford the annual premiums. Additionally, even with general liability coverage, there is no assurance that it would fully protect us from legal claims arising from future lawsuits. Such legal actions could have a material adverse effect on our results of operations and financial condition, potentially leading to a forced closure of the business and resulting in a total loss of investment.

Our business's success depends heavily on key personnel, particularly J. Scott Sitra, and his business experience, understanding of the industries we compete in, and general global business operations.  SecureTech would likely fail if we were to lose his services.

Our business's success heavily relies on the abilities and experience of our principal executive officer, J. Scott Sitra. The loss of Mr. Sitra would have a significant and immediate impact on our business, results of operations, and overall financial condition. Furthermore, the loss of Mr. Sitra would force us to seek a replacement or replacements who may have less general business experience and, in particular, less experience in our industry, fewer industry contacts, and less understanding of our overall business plan and strategies. We cannot guarantee that we will be able to find a suitable replacement if Mr. Sitra departs, which could force us to curtail or cease operations, leading to a total loss of investment.

Mr. Sitra is not currently covered by an employment agreement, nor is he subject to a non-compete agreement that would survive his employment termination. Mr. Sitra can terminate his relationship with us at any time without cause. Additionally, we do not carry “key person” insurance on any employee, including Mr. Sitra. His departure would likely have a severe and negative impact on our overall business and could cause us to cease operations, resulting in a total loss of investment.

Besides our dependency on Mr. Sitra’s continued services, our future success will also depend on our ability to attract and retain additional key personnel. We face intense competition for such qualified individuals from well-established and better-financed competitors. We may not be able to attract talented new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition, potentially leading to a total loss of investment.

Our officers and directors currently control an aggregate of approximately 86.3% of our eligible votes in all voting matters. Accordingly, our officers and directors can effectively determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

As of March 31, 2025, our officers and directors currently control an aggregate of 183,320,210 votes in all voting matters, or approximately 86.3% of all eligible votes. Accordingly, our officers and directors can effectively determine the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets without needing minority shareholder approval. The interests of our directors may differ from those of other shareholders, which could lead to corporate decisions that disadvantage minority shareholders. This concentration of voting power could negatively impact the company's operations, financial condition, and value, potentially resulting in a total loss of investment.

Our officers and directors may be subject to conflicts of interest.

Our officers and directors have potential conflicts of interest in their dealings with us.  These conflicts of interest may arise under the following known circumstances. These do not include potential conflicts of interest that are unforeseen and presently unknown to us.

•	We have no independent directors, so the Board of Directors can establish their own compensation packages without the guidance of a Compensation Committee;

•	Future compensation agreements will not be negotiated at arm’s length, as would typically occur with unaffiliated third parties;

•	Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiations; and

•	Business combinations or the implementation of anti-takeover “poison pill” preventative measures may occur without proper due diligence or consideration.

We have not formulated a policy for potential conflicts of interest that may arise between us and our officers and directors.  If a potential conflict of interest arises and cannot be resolved, it could negatively impact the interests of other shareholders, prevent us from achieving profitability, harm our overall business, and result in you losing all or part of your investment.

Our officers and directors have other significant outside business interests and will be able to devote only a portion of their professional time to SecureTech’s operations. As such, our business could fail if any of them are unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core businesses, negotiating and closing strategic business acquisitions, securing necessary financing, and fulfilling public company reporting requirements falls upon our officers and directors. As of the date of this Annual Report, our officers and directors devote the following amount of their overall business time to our operations:

Officer/Director	Percentage of Overall Business Time Devoted to SecureTech’s Business

J. Scott Sitra President, CEO, and Director	80%
Anthony Vang Treasurer, Secretary, and Director	50%
Kao Lee General Manager of Top Kontrol	80%

It is essential to consider that none of our officers or directors are currently under employment agreements with any of their business interests, including SecureTech. If they were to enter into such agreements with outside business interests, they could be forced to resign from our business or devote even less time to SecureTech.

If any of our officers or directors are unable to fulfill their duties or decide to spend more time on competing business interests, we may experience a shortfall or complete lack of revenue, resulting in little or no profits and the eventual closure of our business, which could lead to a partial or total loss of investment.

We depend on third-party contract manufacturers who may not have adequate capacity to fulfill our needs or meet our quality and delivery objectives and timetables.

We do not own our production lines or manufacturing facilities. Instead, we manufacture our products through third-party contract manufacturers.

Our reliance on these third-party contract manufacturers involves significant risks, including reduced control over quality and logistics management, potential lack of adequate capacity, and the discontinuance of the contractors' assembly processes. Potential financial instability at our contract manufacturers could force us to find new suppliers, increasing our costs and delaying our product and installation deliveries. Our contract manufacturers could also choose to discontinue building our products for various reasons, with or without cause. Consequently, we may experience delays in the timeliness, quality, and adequacy of product and installation deliveries. Any of these issues could have a material adverse effect on our business, results of operations, and overall financial condition.

We incur significant additional expenses and management’s time relating to SEC reporting and compliance requirements.

Our officers and directors are responsible for managing us, including complying with our SEC reporting obligations, maintaining disclosure controls and procedures, and preserving internal control over financial reporting. These public reporting requirements and controls are constantly changing and sometimes require us to obtain outside assistance from legal, accounting, or other compliance professionals, which could substantially increase our costs of remaining compliant. Should we fail to comply with these reporting requirements and internal controls and procedures, we may be subject to securities law violations.

Any potential future violation could result in additional compliance costs or costs associated with SEC judgments or fines, either of which would increase our costs, negatively affect our potential profitability, and impact our ability to conduct business.

Because we do not have an audit or compensation committee, shareholders will have to rely on our board of directors, which is not independent, to perform these functions.

We do not have an audit or compensation committee or board of directors that is composed of independent directors. Our officers and directors perform the functions of these traditional corporate committees. Instead, our officers and directors perform these traditional corporate committee functions. Because none of our directors are deemed independent, there is a potential conflict between their interests and our shareholders' interests. They will participate in discussions about management compensation and audit issues, which may affect management decisions. Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders. This lack of oversight could negatively impact our business, financial condition, and shareholder value

We have agreed to fully indemnify our officers and directors against lawsuits.

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

We currently do not maintain any insurance coverage. In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. While we intend to acquire liability insurance immediately upon resources becoming available, there is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against us. This lack of insurance coverage could lead to significant financial strain and potentially result in the closure of our business.

Risks Related to Our Financial Condition

We lack an operating history and are incurring ongoing losses that we expect to continue into the future.  There is no assurance that our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on March 2, 2017, and have incurred ($1,714,568) in losses through December 31, 2024. We have not achieved profitability and expect to continue incurring net losses in future fiscal periods.  We anticipate significant operating expenses, and as a result, we will need to generate substantial revenues to achieve profitability, which may never occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis. This could lead to the failure and closure of our business.

Operating as a public company requires significant additional expenses and management time, reducing funds available to implement our business plan and potentially adversely affecting our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including the need for additional funds to obtain outside assistance from legal, accounting, investor relations, and other professionals, which could be costlier than anticipated. We may also need to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that maintaining our SEC reporting status will cost approximately $250,000 for the fiscal period ending December 31, 2025. As our business grows and develops, our financial statements and regulatory filings will become more complex. This increased complexity will likely raise our overall compliance expenses—potentially substantially—which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has expressed their uncertainty about our business operations in their audit report dated March 31, 2025, which is part of the financial statements included in this Annual Report on Form 10-K. This indicates that there is substantial doubt about our ability to continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from this uncertainty. Consequently, we may have to cease operations, which could result in a total loss of your investment.

We will need additional capital in the future, but there is no assurance that funds will be available on acceptable terms, or at all.

We must raise additional funds to achieve growth and fund our business initiatives. This financing may not be available in sufficient amounts or on terms acceptable to us and may be dilutive to existing stockholders if raised through additional equity offerings. Additionally, any securities issued to raise funds may have rights, preferences, or privileges senior to those of existing stockholders. If adequate funds are not available, or are not available on acceptable terms, our ability to expand, develop or enhance services or products, or respond to competitive pressures may be materially limited. This could have a negative impact on our business, financial condition, and overall shareholder value.

Risks Related to Our Business Strategy

We intend to acquire other companies and technologies. Any acquisition we make could fail to result in a commercial product or sales, divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our business.

We plan to acquire and invest in businesses and technologies that we believe could complement or expand our portfolio, enhance our technical capabilities, and offer new growth opportunities. However, we may not be able to successfully complete any acquisition we choose to pursue. Further, we may not be able to integrate any acquired business, product, or technology in a cost-effective and non-disruptive manner. Our pursuit of acquisitions may require significant attention from management and cause us to incur unforeseen costs and expenses in identifying, investigating, and pursuing suitable acquisitions, whether they are consummated or not.

We may not be able to identify desirable acquisition targets, enter into agreements with them, or obtain the expected benefits from any acquisition or investment. Similarly, we may not be able to identify and acquire new technologies in a timely manner, or at all. Acquisitions could also result in the issuance of dilutive equity securities, the use of our available cash, or the incurrence of debt, harming our operating results. If an acquired business fails to meet our expectations, our business, financial condition, and results of operations may be negatively affected.

Our operating results will be harmed if we cannot effectively manage and sustain our future growth or effectively scale our operations.

We may be unable to manage our growth and future growth efficiently or profitably. Our revenue, operating margins, or growth may be less than expected. If we cannot scale our operations efficiently or maintain pricing without significant discounting, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results. Growth may also stress our ability to adequately manage operations, quality of products, safety, and regulatory compliance. If growth significantly decreases, it will negatively impact our cash reserves, possibly necessitating additional financing, which could increase indebtedness or result in dilution to shareholders. Furthermore, we may not be able to obtain additional financing on acceptable terms, if at all. This could lead to a material adverse effect on our business, financial condition, and overall shareholder value.

Risks Related to Planned Green Energy Data Centers and Blockchain Operations

Future cryptocurrency and other digital asset holdings, including those held by unrelated third parties, may be exposed to cybersecurity threats and hacking.

Malicious actors may seek to exploit vulnerabilities within our future data center networks and programming codes. These actors might attack the network source code, server systems, cryptocurrency miners, third-party platforms, cold and hot storage locations, or software. Flaws in or exploitations of corporate networks or programming source code that allow malicious actors to take or create money occur somewhat regularly. For example, hackers have been able to gain unauthorized access to third-party digital wallets and cryptocurrency exchanges, risking the loss or theft of some or all of our future cryptocurrency and digital asset holdings.

Our future networks may further be vulnerable to intrusions by hackers who could interfere with and introduce defects into our data center network operations. Private keys that enable holders to transfer funds may become lost, stolen, destroyed, or otherwise compromised, resulting in irreversible losses of cryptocurrencies and other digital assets. Such impacts on our private keys could have a material adverse effect on our business, prospects, operations, and the value of any cryptocurrencies or digital assets we might own or hold on behalf of unrelated third parties.

In the event of theft or a cybersecurity attack on our future networks, any losses from hackers to third-party accounts operating on our future networks could result in litigation against SecureTech. If our future insurance coverage is insufficient to satisfy such losses, it could have a material adverse effect on our business and ability to attract clients to our future data center operations. Ultimately, this could lead to a partial or complete loss of investment.

Risk related to technological obsolescence and difficulty in obtaining advanced hardware.

To remain competitive, SecureTech must continue to monitor the state of available technology for its future data centers and invest in the necessary hardware and equipment. SecureTech’s hardware and software may become obsolete, requiring substantial capital to replace. There can be no assurance that such data center and networking hardware will be readily available when needed.

Moreover, there can be no assurance that new and unforeseeable technology, either hardware-based or software-based, will not disrupt existing commercially available technology platforms. For example, the arrival of quantum computers, capable of solving certain types of mathematical problems fundamental to cybersecurity and blockchain security more quickly and efficiently than traditional computers, may have a significant and negative effect on cybersecurity protection efforts and data centers in general. This could render our technology platforms, both hardware-based and software-based, obsolete and outdated, having a material adverse effect on our business and ability to attract clients to our future data center operations

Our future data centers will be subject to various property and other insurance risks.

SecureTech’s future data center operations and computing equipment will be subject to all the hazards and risks normally encountered by computing equipment, blockchain, and digital asset storage companies. These hazards include the loss of computing and technology platforms due to natural disasters such as floods, fires, inclement weather, mudslides, earthquakes, or other events beyond SecureTech’s or its suppliers' control. Such events could result in damage to or destruction of computing and technology platforms, damage to life or property, environmental damage, and possible legal liability for which SecureTech may not be insured or may be underinsured.

Additionally, any general hardware or software failure, including the ability to effectively manage and keep our data centers online and operational, could materially adversely affect SecureTech’s overall business, results of operations, and financial condition. Serious malfunctions in servers or central processing units, or their collapse, pose a risk as well. While malfunctions may occur on a specific server or part of it for short periods, such crashes or failures could potentially cause the collapse of the entire data center, resulting in significant economic damage to SecureTech and its data center operations.

Although SecureTech intends to maintain insurance against risks in the operation of its future data center operations in amounts it believes to be reasonable, such insurance will contain exclusions and limitations on coverage. If we incur material losses, our business, operating results, and financial condition could be adversely affected, and we may not have recourse against an insurer. Even if SecureTech maintains insurance, there is no guarantee that the coverage will be sufficient or that insurance proceeds will be paid to us.

The financial performance of our future data centers may be impacted by price fluctuations in the power market and other market factors beyond SecureTech’s control.

SecureTech’s future data center revenues, cost of doing business, results of operations, and operating cash flows may be impacted by price fluctuations in the power market and other factors beyond SecureTech’s control. Market prices for power, capacity, and other ancillary services are unpredictable and tend to fluctuate substantially. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Long- and short-term power prices may also fluctuate substantially due to other factors outside of SecureTech’s control, including:

•

Changes in generation capacity in SecureTech’s markets, particularly with preferred sources such as clean hydroelectric electricity, including new supplies of power from new sources, expansion of existing sources, continued operation of uneconomic sources due to state subsidies, or additional transmission capacity;

•	Environmental regulations and legislation;

•	Supply disruptions, including source outages and transmission disruptions;

•	Changes in power transmission infrastructure;

•	Weather conditions, including extreme weather conditions and seasonal fluctuations, which can significantly reduce or limit the amount of hydroelectric energy that can be produced in an area;

•

Changes in the demand for power or patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;

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

These factors and the associated fluctuations in power and prices could affect wholesale power generation and, ultimately, the cost of electricity SecureTech must pay to operate its future data centers. Changes, especially sharp and unexpected increases, in the price of electricity SecureTech must pay at its future data centers could make our future data center operations unprofitable, which would have a material adverse effect on SecureTech’s overall business, results of operations, and financial condition.

Hazards associated with high-voltage electricity transmission and industrial operations may result in the suspension of our operations or the imposition of civil or criminal penalties.

SecureTech’s future data center operations will be subject to the typical hazards associated with high-voltage electricity transmission and the supply of utilities to company facilities at an industrial scale. These hazards include explosions, fires, inclement weather, natural disasters, flooding, mechanical failure, unscheduled downtime, equipment interruptions, remediation, chemical spills, and discharges or releases of toxic or hazardous substances or gases, among other environmental risks. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. They may also result in the suspension of operations and the imposition of civil or criminal penalties, any of which could have a material adverse effect on SecureTech’s overall business, results of operations, and financial condition. Ultimately, we may have to discontinue all such operations, which could result in a partial or complete loss of your investment.

Risks Related to Market for Our Common Stock

Investing in SecureTech is a risky investment and could result in the loss of your entire investment.

Purchasing shares in SecureTech is speculative in nature and involves significant risks. Our shares should not be purchased by anyone who cannot afford to lose their entire investment. SecureTech’s business plan and objectives are speculative, and we may not achieve them successfully. Shareholders in SecureTech may be unable to realize a substantial return on their investment or any return whatsoever, potentially losing their entire investment. Therefore, each prospective investor should read this

Annual Report on Form 10-K and all of its exhibits carefully and consult with their attorney, business advisor, and/or investment advisor.

Even though our common stock is listed on the OTC Pink Tier of the OTC Markets Group, Inc., an active trading market for shares of our common stock has yet to develop and may never develop. In the event a market does develop in the future, such future market prices for our shares may be volatile.

Our common stock trades under the symbol “SCTH” on the OTC Pink Tier of the OTC Markets Group, Inc. (“OTC Pink”), but an active trading market has yet to develop. We can offer no assurances that an active trading market will ever develop for shares of our common stock.

Further, if an active market does develop for shares of our common stock, the market price for our shares may be highly volatile and subject to wide fluctuations in response to various factors, including:

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

We do not intend to pay any dividends on our common stock, so there are limited ways to profit from an investment in SecureTech Innovations, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. If we seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends. Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price. We cannot guarantee that our common stock will ever appreciate in value, and even if it does, there is no assurance that you will be able to sell your shares at all, much less for a profit.

We have certain anti-takeover provisions and may issue additional securities, including common and preferred shares, without shareholder consent. This may make it difficult, if not impossible, to replace or remove our current management and could also result in significant dilution to existing investments in our common stock.

Our Articles of Incorporation, as amended, authorize the issuance of up to 500 million shares of common stock and up to 50 million shares of blank check preferred stock with such rights and preferences as may be determined by our Board of Directors.

Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting, or other rights that could supersede or adversely affect the voting power or other rights of the holders of our common stock. The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and could make it extremely difficult for a third party to acquire us, even if doing so would benefit our stockholders. Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that, as of March 31, 2025, we could issue up to an additional 464,690,671 shares of common stock without shareholder consent.

We are subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for our purposes, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to sell shares of our common stock and/or cause a decline in the market value of our stock.

Disclosure must also be made about the risks of investing in penny stocks in both public offerings and secondary trading, including commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is presently deemed a “penny stock.” The continued application of the “penny stock” rules to our common stock could continue to restrict trading and liquidity, adversely affect the market price, or increase the transaction costs related to our common stock.

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

As of March 31, 2025, we had 35,309,329 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	15,531,226 are freely tradable without restrictions (commonly referred to as the “public float”);

•	17,920,210 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	1,857,893 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges, and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. We have not yet adopted these measures because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary.

Furthermore, we do not currently have independent audit or compensation committees. As a result, our Board of Directors has the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest, and similar matters. This may cause investors to be reluctant to provide us with the funds necessary to expand our operations.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us.

Although federal securities law provides a safe harbor for forward-looking statements made by a public company that files periodic reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we remain a penny stock, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect. This could result in potential litigation or regulatory actions taken against us, having a material adverse effect on our business and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Board Oversight: SecureTech’s Board of Directors actively oversees risks, including cybersecurity threats, as part of its risk management function. However, there are no dedicated processes or committees specifically informing the Board of these risks. Given our company’s size and current operations, we consider the risk of significant cybersecurity incidents minimal.

Current Processes: We believe we have adequate processes and systems to maintain the confidentiality of our communications and records. Given our current sales level and small number of employees, we do not perceive cybersecurity threats as a material risk at this time. However, SecureTech lacks formal processes for assessing, identifying, and managing cybersecurity risks directly or through third-party service providers. Additionally, we have not engaged any assessors, consultants, auditors, or other third parties regarding cybersecurity matters.

Incident History: As of March 31, 2025, we have not encountered any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. Nevertheless, we acknowledge that completely eliminating risk is challenging, and undetected incidents may still occur.

Item 2.  Properties

Our principal executive offices are located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113. For the time being, we lease this space for $566 per month on a month-to-month basis.

We do not hold ownership or leasehold interest in any other property or equipment.

Item 3.  Legal Proceedings

Past Legal Proceedings: During the past ten years, no director, nominee for director, executive officer, or promoter of SecureTech has been involved in any legal proceeding that requires disclosure here.

Potential Legal Proceedings: From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. However, litigation is inherently unpredictable, and the ultimate outcome cannot be forecasted. Any adverse result in these or other legal matters could harm our business. Currently, we are not a party to any claim or litigation.

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

The following table reflects the high and low closing sales information for our common stock for the past two fiscal years and through the date of this Annual Report. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Our common stock's most recent closing price was $3.35 a share on March 26, 2025.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
Year Ended December 31, 2023
First Quarter	$3.95	$2.15
Second Quarter	$5.00	$0.80
Third Quarter	$0.80	$0.70
Fourth Quarter	$0.70	$0.51

Year Ending December 31, 2024
First Quarter	$0.25	$0.25
Second Quarter	$1.00	$0.02
Third Quarter	$1.00	$0.41
Fourth Quarter	$1.00	$0.41

Year Ending December 31, 2025
First Quarter (Through March 26, 2025)	$5.00	$0.52

Holders of Record

As of March 31, 2025, we had 35,309,329 shares of our common stock issued and outstanding held by approximately 170 stockholders of record.

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

Penny Stock Regulations and Restrictions on Marketability

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for our purposes, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to sell shares of our common stock and/or cause a decline in the market value of our stock.

Disclosure must also be made about the risks of investing in penny stocks in both public offerings and secondary trading, including commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is presently deemed a “penny stock.” The continued application of the “penny stock” rules to our common stock could continue to restrict trading and liquidity, adversely affect the market price, or increase the transaction costs related to our common stock.

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

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

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

As of March 31, 2025, we had 35,309,329 shares of common stock issued and outstanding.

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

During the fiscal years ended December 31, 2024 and 2023, SecureTech issued 10,200 and 3,200, respectively, Series A Preferred Stock shares pursuant to Share Exchange Agreements with common stockholders.

As of March 31, 2025, SecureTech had one class of preferred stock, Series A Preferred Stock, and 17,710 shares of it issued and outstanding.

Share Purchase Warrants

As of December 31, 2024, and March 31, 2025, we had no issued or outstanding stock purchase warrants.

Options

As of December 31, 2024, and March 31, 2025, we had no outstanding options to purchase shares of our stock.

Convertible Securities

As of December 31, 2024, and March 31, 2025, we had no convertible or derivative securities issued or outstanding.

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

As of March 31, 2025, we had 35,309,329 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	15,531,226 are freely tradable without restrictions (commonly referred to as the “public float”);

•	17,920,210 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	1,857,893 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2025, we did not have any authorized Equity Compensation Plans.

Transfer Agent

Globex Transfer, LLC

780 Deltona Blvd., Ste. 201

Deltona, FL  32725

(813) 344-4490 Phone

(386) 267-3124 Fax

www.globextransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration between January 1, 2022 through March 31, 2025.

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

On May 31, 2023, SecureTech canceled 25,000,000 shares of its outstanding common stock held by a related party in exchange for the issuance of 2,500 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s Share Reduction Plan. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

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

On January 16, 2024, SecureTech canceled 1,795,774 shares of its outstanding common stock held by a shareholder in exchange for the issuance of 200 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s Share Reduction Plan. SecureTech recorded a $51,057 loss in conjunction with this transaction due to the issuance of additional Series

A Preferred Shares based on the market’s closing price of $0.25 a share of SecureTech’s common stock on the date of the issuance. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the securities issued in these transactions.

On April 19, 2024, SecureTech issued 5,000 shares of its common stock, $0.001 par value, to an investor in exchange for $5,000 in cash, or $1.00 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the securities issued in these transactions.

On May 7, 2024, SecureTech issued 5,000 shares of its common stock, $0.001 par value, to an investor in exchange for $5,000 in cash, or $1.00 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the securities issued in these transactions.

On October 23, 2024, SecureTech entered into an agreement converting $50,000 in past due accounts payable to a related party into a non-interest-bearing $50,000 convertible promissory note maturing on April 23, 2025. Subsequently, on October 24, 2024, the note holder converted the outstanding $50,000 convertible promissory note into 100,000,000 shares of SecureTech’s common stock, $0.001 par value. Following this note conversion, on October 25, 2024, SecureTech and the original note holder signed a Share Exchange Agreement in which 100,000,000 shares of SecureTech's common stock were exchanged for 10,000 shares of its Series A Preferred Stock, $0.001 par value. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the securities issued in these transactions.

On November 18, 2024, SecureTech issued 10,000 shares of its common stock, $0.001 par value, to an investor in exchange for $5,000 in cash, or $0.50 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the securities issued in these transactions.

On January 14, 2025, SecureTech issued 322,448 shares of its common stock, with a par value of $0.001 per share, as an alternative to cash payments. These shares were used to settle outstanding accrued payroll and commissions owed to employees and independent sales representatives. The common stock was valued at $1.00 per share. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution. Appropriate legends were affixed to the securities issued in these transactions.

On February 14, 2025, SecureTech canceled an aggregate of 43,100,000 shares of its outstanding common stock held by four stockholders in exchange for the issuance of an aggregate of 4,310 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s ongoing Share Reduction Plan. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended December 31, 2024, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  [Reserved]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other information included in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements due to various factors, including those outlined under the cautionary note regarding “Forward-Looking Statements” contained in this Annual Report. Additionally, please refer to the “Risk Factors” section for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in the following discussion and analysis.

SecureTech is an innovative company at the forefront of developing and marketing security and safety devices, products, and technologies – our products preserve life, protect property, and prevent crime. SecureTech is the maker of Top Kontrol®, the only anti-theft and anti-carjacking system known that can safely stop a carjacking without any action by the driver. Through its Piranha Blockchain subsidiary, SecureTech is pioneering cutting-edge cybersecurity and Web3 technologies and platforms.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to evaluate our performance.  We are a small business with a limited operating history.  We cannot guarantee success in our business operations. Our business faces inherent risks in establishing a new enterprise, including limited capital resources and potential cost overruns in marketing, administrative expenses, accounting and audit fees, and legal fees related to filings and regulatory compliance.

As of December 31, 2024, we had incurred ($1,714,568) in losses since our inception on March 2, 2017. We have not achieved profitability and expect to continue incurring net losses in future fiscal periods. We anticipate significant operating expenses and, consequently, need to generate substantial revenues to achieve profitability, which may never occur. Even if we achieve profitability, sustaining or increasing profitability on an ongoing basis may be challenging, potentially leading to business failure.

To become profitable and competitive, we must successfully innovate and develop new products, technologies, and services that the market will accept. We anticipate continuing to rely on equity sales of our common stock to fund our operations until we generate sufficient revenues to cover our operating expenses, which may never happen. Issuing additional shares will dilute our existing stockholders. There is no assurance that we can make further sales of our equity securities or arrange for debt or other financing to fund our planned business activities. We may also rely on loans from management or significant shareholders, but there are no assurances that they will provide additional funds in the future.

We are continually exploring new financing sources to meet our need for additional cash, including raising funds through equity sales and loans. We cannot assure you that our efforts to secure additional financing will be successful. There is no guarantee that future funding will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Additionally, future equity financing could result in substantial dilution to existing shareholders.

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Years Ended December 31,
	2024	2023
Sales	$14,235	$48,024
Cost of goods sold	(3,421)	(12,429)
Gross profit	10,814	35,595
Operating expenses	(414,400)	(403,859)
Loss from operations	(403,586)	(368,264)
Other income (expense)	(5,854)	(206)
Net loss	$(409,440)	$(368,470)

Sales

Sales for the fiscal year ended December 31, 2024, amounted to $14,235, compared to $48,024 for the same period in 2023. This represents a decrease of ($33,789), or (70.4%). The decline in overall sales can be attributed to potential customers postponing purchases in anticipation of the upcoming release of the next-generation Top Kontrol product line.

Cost of Goods Sold

Our cost of goods sold primarily includes the purchasing of components and circuitry from various vendors, followed by production at third-party contract manufacturing facilities. The final assembly is conducted at our headquarters in Minnesota. For the fiscal year ended December 31, 2024, the cost of goods sold was $3,421, compared to $12,429 for the same period in 2023. As a percentage of overall sales, the cost of goods sold was 24.0% in 2024, compared to 25.9% in the previous fiscal year.

Gross Profit

Gross profit for the fiscal year ended December 31, 2024, was $10,814, compared to $35,595 for the same period in 2023. The gross profit margin was 76.0% in 2024, compared to 74.1% for the previous fiscal year.

Operating Expenses

	Fiscal Years Ended December 31,
	2024	2023
Operating expenses:
General and administrative	$414,400	$395,358
Research and development	-	8,501
Operating expenses	$414,400	$403,859

For the fiscal year ended December 31, 2024, our operating expenses were composed of general and administrative expenses, as well as research and development expenses. Total operating expenses amounted to $414,400, compared to $403,859 for the prior year, reflecting an increase of $10,541, or 2.6%. Higher expenses related to compensation were the primary factor for this increase.

Loss From Operations

As a result of the foregoing, our loss from operations was ($403,586) for the fiscal year ended December 31, 2024, compared to ($368,264) for the same period in 2023. This represents an increase of $35,322, or 2.6%. Higher expenses related to compensation were the primary factor for this increase.

Other Income (Expense)

Our other income (expense) includes bank interest received on cash deposits, cashback rewards from a bank credit card, and finance charges on outstanding balances on our bank credit card. For the fiscal year ended December 31, 2024, we incurred ($5,854) in other income (expense), compared to ($206) for the same period in 2023.

Net Loss

As a result, our net loss for the fiscal year ended December 31, 2024, was ($409,440), compared to ($368,470) for the same period in 2023. This represents an increase of $40,970, or 11.1%. Higher expenses related to compensation were the primary factor for this increase.

Total Stockholders’ Equity (Deficit).

Our stockholders’ deficit was ($440,042) as of December 31, 2024.

Liquidity and Capital Resources

Our principal liquidity demands relate to our efforts to generate sales, manufacture inventory, and cover expenditures related to sales, regulatory compliance, and general corporate purposes. We intend to meet our liquidity needs, including capital expenditures for manufacturing inventory and business expansion, primarily through cash flow from operations and sales of our securities.

As of December 31, 2024, we had a cashback revolving credit line of $15,000, with an outstanding balance of $14,956. Under the terms of this credit line, SecureTech receives 1.5% cashback on all purchases made through it. Management aims to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

We primarily rely on equity sales of our common stock to fund our operations until we generate sufficient revenue to cover operating expenses, which may never happen. Issuing additional shares will dilute our existing stockholders. There is no assurance we can make further sales of our equity securities or arrange for debt or other financing to fund planned business activities. We may also rely on loans from management or significant shareholders, but there are no assurances they will provide additional funds in the future.

We are continually exploring new financing sources to meet our need for additional cash, including raising funds through equity sales and loans. We cannot assure you that our efforts to secure additional financing will be successful or that future funding will be available on acceptable terms. If financing is unavailable on satisfactory terms, we may be unable to continue, develop, or expand our operations. Additionally, future equity financing could result in substantial dilution to existing shareholders.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended December 31, 2024 and 2023:

	Fiscal Years Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	($60,598)	($173,581)
Financing activities	$54,611	$41,250

Net cash used in operating activities during the fiscal year ended December 31, 2024, was ($60,598), representing an increase of $112,983, or 65.1%, from ($173,581) during the same period in 2023. This increase in cash used by operating activities was primarily driven by lower research and development expenses and decreased office rent and related operating expenses.

Net cash provided by financing activities was $54,611, an increase of $13,361, or 32.4%, from $41,250 during the same period in 2023. During the fiscal year ended December 31, 2024, we issued an aggregate of 20,000 shares of our common stock in exchange for an aggregate of $15,000 in cash, or approximately $0.75 per share. In comparison, during the same period in 2023, we sold an aggregate of 23,570 shares for $41,250 in cash, or about $1.75 per share.

Ongoing and Future Capital Funding Efforts

As of March 31, 2025, SecureTech was planning a Regulation A+ registered securities offering. The funds generated from this offering will be used for general working capital and to close pending strategic acquisitions. SecureTech can give no assurances that this planned Regulation A+ offering will generate sufficient capital to facilitate its 2025 capital expenditures.

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their audit report dated March 31, 2025. This report is included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025. This opinion indicates that our auditors believe there is substantial doubt about our ability to continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of December 31, 2024, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2024 and 2023, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2024 and 2023.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the CODM and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on SecureTech’s consolidated financial statements.

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

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SecureTech Innovations, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated

Table of ContentsIndex to Financial Statements

financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2018.

The Woodlands, TX

March 31, 2025

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2024	2023
Current assets:
Cash and equivalents	$—	$5,987
Inventories	—	13,656
Deposits	1,114	1,088
Total current assets	1,114	20,731

Property and equipment, net	$2,503	$3,486

Total assets:	$3,617	$24,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$14,205	$5,879
Accounts payable, related party	50,978	40,000
Accrued payroll, related party	322,448	112,328
Bank overdraft	346	—
Credit cards payable	14,956	14,564
Notes payable, related party	39,611	—
Taxes payable	1,115	317
Total current liabilities	$443,659	$173,088

Total liabilities	$443,659	$173,088

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 13,400 and 3,200 shares issued and outstanding, respectively	13	3
Common stock, $0.001 par value, 500,000,000 shares authorized; 78,086,881 and 79,862,655 shares issued and outstanding, respectively	78,087	79,863
Additional paid-in capital	1,196,426	1,076,391
Accumulated deficit	(1,714,568)	(1,305,128)

Total stockholders’ equity (deficit)	$(440,042)	$(148,871)

Total liabilities and stockholders’ equity (deficit)	$3,617	$24,217

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2024	2023

Revenues:
Sales	$14,235	$48,024
Cost of goods sold	3,421	12,429
Gross profit	10,814	35,595

Expenses:
General and administrative	$414,400	$395,358
Research and development	—	8,501
Total operating expenses	414,400	403,859

(Loss) from operations	$(403,586)	$(368,264)

Other income (expense)	$(5,854)	$(206)

Provision for income taxes	$—	$—

Net (loss)	$(409,440)	$(368,470)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	78,148,402	93,857,961

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2022 to December 31, 2024

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	—	$—	111,839,085	$111,839	$1,000,239	($936,658)	$175,420
Issuance of common shares for cash	—	—	23,570	24	41,226	—	41,250
Share exchange – related party	2,500	2	(25,000,000)	(25,000)	24,998	—	—
Share exchange – unrelated	700	1	(7,000,000)	(7,000)	6,999	—	—
Patent royalty contribution	—	—	—	—	2,929	—	2,929
Net loss	—	—	—	—	—	(368,470)	(368,470)
Balance, December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	($1,305,128)	$(148,871)

Issuance of common shares for cash	—	—	20,000	20	14,980	—	15,000
Issuance of common shares for conversion of debt	—	—	100,000,000	100,000	(50,000)	—	50,000
Share exchange – related party	10,200	10	(101,795,774)	(101,796)	152,843	—	51,057
Imputed interest	—	—	—	—	2,212	—	2,212
Net loss	—	—	—	—	—	(409,440)	(409,440)
Balance, December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	($1,714,568)	$(440,042)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss)	$(409,440)	$(368,470)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	983	984
Stock compensation, related party	51,057	—
Imputed interest	2,212	—
Patent royalty expense	—	2,929
Changes in operating assets and liabilities:
Decrease (increase) in inventories	13,656	13,893
Increase (decrease) in accounts payable	8,326	4,314
Increase (decrease) in accounts payable, related party	60,978	40,000
Increase (decrease) in credit cards payable	392	1,370
Increase (decrease) in accrued payroll	210,120	106,649
Decrease (increase) in deposits	(26)	29,586
Increase (decrease) in taxes payable	798	(4,836)
Increase (decrease) in bank overdraft	346	—

Net cash used in operating activities	(60,598)	(173,581)

Cash flows from financing activities:
Issuance of common stock for cash	$15,000	$41,250
Increase in notes payable, related party	39,611	—
Net cash provided by financing activities	$54,611	$41,250

Net increase (decrease) in cash	(5,987)	(132,331)

Cash – beginning of period	5,987	138,318

Cash – end of period	$—	$5,987

Cash paid for interest	$4,026	$2,241

Non-cash financing activities:
Settlement of accounts payable, related party	50,000	—
Exchange of common shares for preferred shares, related party	101,796	25,000
Exchange of common shares for preferred shares, unrelated	—	7,000

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

SecureTech Innovations, Inc. is a pioneering innovator in blockchain, Web3, and cybersecurity technologies. Through its Piranha Blockchain subsidiary, it is developing cutting-edge technologies and platforms to securely store and transfer digital assets and enhance online privacy and user protection. Additionally, SecureTech is known for its groundbreaking safety device, Top Kontrol®, an advanced anti-theft and anti-carjacking system designed to preserve life and protect property.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal periods ended December 31, 2024, and 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2024 and 2023, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the fiscal years ended December 31, 2024 and 2023. The Company had no dilutive securities outstanding as of December 31, 2024 and 2023.

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

Depreciation expenses totaled $983 and $984 for the fiscal years ended December 31, 2024 and 2023, respectively. Cumulative depreciation for each asset class is as follows:

Table of ContentsIndex to Financial Statements

	December 31,
	2024	2023
Computer software and equipment	$4,916	$4,916
Furniture, fixtures, and equipment	—	—
Leasehold improvements	—	—
Accumulated depreciation	(2,413)	(1,430)
	$2,503	$3,486

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

As of December 31, 2024, the Company had three customers who are Authorized Dealers, each comprised in excess of 10% of the Company’s overall revenue.  In aggregate, these three dealers represented 90.5% of the Company’s revenue for the fiscal year ended December 31, 2024.

Table of ContentsIndex to Financial Statements

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries in December 31, 2024:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%

Advertising Costs

The Company's advertising costs consist primarily of digital and Internet marketing. Advertising costs are expensed as incurred. Advertising costs totaled $7,485 and $43,419 for the fiscal years ended December 31, 2024, and 2023, respectively.

Fiscal Year

The Company elected December 31st for its fiscal year-end.

Reclassification

Certain prior period amounts have been reclassified to align with the current financial statement presentation for comparative purposes. These reclassifications had no material effect on the previously issued financial statements.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the CODM and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

There are various updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

Table of ContentsIndex to Financial Statements

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the fiscal year ended December 31, 2024, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception.  Further, as of December 31, 2024, the Company had an accumulated deficit of ($1,714,568).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On December 31, 2024, the company recorded an impairment charge of $10,234 for obsolete inventory.

The following table summarizes the Company’s inventories as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Inventories:
Raw materials and work-in-progress	$—	$1,925
Finished goods	—	11,731
Gross inventories	—	13,656
Inventory valuation reserves	—	—
Inventories, net	$—	$13,656

NOTE 4 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 were as follows, assuming a 21% effective tax rate:

	For the fiscal year ended December 31,
	2024	2023
Current tax provision:
Federal
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred tax provision:
Federal
Loss carryforwards	$360,059	$274,077
Change in valuation allowance	(360,059)	(274,077)

Total deferred tax provision	$—	$—

Table of ContentsIndex to Financial Statements

As of December 31, 2024, the Company had approximately $1,714,568 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2044.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 2, 2017 (inception) to December 31, 2024, because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

Table of ContentsIndex to Financial Statements

During the fiscal year ended December 31, 2024, the Company issued 10,200 Series A Preferred Stock shares pursuant to Share Exchange Agreements with one related party stockholder.

As of December 31, 2024, the Company had one class of preferred stock, Series A Preferred Stock, and 13,400 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

Share Issuances

During the fiscal ended December 31, 2023, the Company sold an aggregate of 23,570 shares of its common stock, $0.001 par value, in exchange for $41,250 in cash, or about $1.75 a share.

During the fiscal ended December 31, 2024, the Company sold an aggregate of 20,000 shares of its common stock, $0.001 par value, in exchange for $15,000 in cash, for an average price of about $0.75 a share.

Convertible Debt Conversion with Related Party

On October 23, 2024, the Company entered into an agreement converting $50,000 in past due accounts payable to a related party into a non-interest-bearing $50,000 convertible promissory note maturing on April 23, 2025.

Subsequently, on October 24, 2024, the note holder converted the outstanding $50,000 convertible promissory note into 100,000,000 shares of the Company’s common stock, $0.001 par value. Each share was valued at $0.0005 per share in accordance with the conversion terms of the convertible note agreement.

Following this note conversion, on October 25, 2024, the Company and the original note holder signed a Share Exchange Agreement in which 100,000,000 shares of the Company's common stock were exchanged for 10,000 shares of its Series A Preferred Stock, $0.001 par value. No gain or loss was recorded within the terms of these agreements.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a series of Share Exchange Agreements whereby it issued 3,200 shares of its Series A Preferred Stock in exchange for an aggregate of 32,000,000 shares of its common stock. Kao Lee, a co-founder of the Company, participated in this share exchange and tendered 25,000,000 shares of his common stock in exchange for 2,500 shares of Series A Preferred Stock. These share exchanges were part of the Company’s ongoing Share Reduction Program.

During the fiscal year ended December 31, 2024, the Company entered into two Share Exchange Agreements with a related party whereby it issued 10,200 shares of its Series A Preferred Stock in exchange for an aggregate of 101,795,774 shares of its common stock. These share exchanges were part of the Company’s ongoing Share Reduction Program. The Company recorded a $51,057 loss due to the issuance of additional Series A Preferred Shares based on the market’s closing price of $0.25 a share of the Company’s common stock on the date of the issuance.

All of the shares of common stock received in this stock exchange were subsequently canceled. No consideration was paid or received in connection to the share exchange.

As of December 31, 2024, the Company had 78,086,881 shares of common stock issued and outstanding.

NOTE 6 – WARRANTS

As of December 31, 2024 and 2023, the Company had no warrants issued or outstanding.

NOTE 7 – STOCK OPTIONS

As of December 31, 2024 and 2023, the Company had no stock options issued or outstanding.

Table of ContentsIndex to Financial Statements

NOTE 8 – SEGMENT INFORMATION

The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates the Company’s financial performance and allocates resources based on a consolidated view of the business. Consequently, the Company operates as a single reportable segment under the guidelines of ASC 280, Segment Reporting. The CODM classifies this segment as Consumer Goods.

The Company’s operations, which include marketing, purchasing and procurement, and research and development, are managed centrally. The CODM assesses financial performance using metrics such as revenue, operating profit, and key operating expenses, which are outlined below as the primary cost components for evaluating the Company’s performance.

Additionally, the CODM measures income generated from the Company’s assets by focusing on net income as a key performance indicator. This metric is used to assess the return on assets and supports strategic decision-making.

	December 31, 2024	December 31, 2023

Revenue from external customers	$14,235	$48,024

Reconciliation of revenue:
Less: Cost of goods sold	3,421	12,429
Segment gross profit	$10,814	$35,595

Less:
Salaries and payroll	261,177	159,832
Research and development	—	8,501
Other segment items(1)	153,223	235,526
Segment net loss	$(403,586)	$(368,264)

Reconciliation of loss:
Other income (expense), net	(5,854)	(206)
Loss before income taxes	$(409,440)	$(368,470)

(1)Other segment items comprising segment net loss include depreciation and amortization expenses, professional fees, marketing expenses, occupancy expenses, travel expenses, and certain overhead expenses.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Convertible Debt Conversion with Related Party

On October 23, 2024, the Company entered into an agreement converting $50,000 in past due accounts payable to a related party into a non-interest-bearing $50,000 convertible promissory note maturing on April 23, 2025.

Subsequently, on October 24, 2024, the note holder converted the outstanding $50,000 convertible promissory note into 100,000,000 shares of the Company’s common stock, $0.001 par value. Each share was valued at $0.0005 per share in accordance with the conversion terms of the convertible note agreement.

Table of ContentsIndex to Financial Statements

Following this note conversion, on October 25, 2024, the Company and the original note holder signed a Share Exchange Agreement in which 100,000,000 shares of the Company's common stock were exchanged for 10,000 shares of its Series A Preferred Stock, $0.001 par value. No gain or loss was recorded within the terms of these agreements.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a Share Exchange Agreement with one of its co-founders, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

During the fiscal year ended December 31, 2024, the Company entered into two Share Exchange Agreements with a related party whereby it issued 10,200 shares of its Series A Preferred Stock in exchange for an aggregate of 101,795,774 shares of its common stock. These share exchanges were part of the Company’s ongoing Share Reduction Program. The Company recorded a $51,057 loss due to the issuance of additional Series A Preferred Shares based on the market’s closing price of $0.25 a share of the Company’s common stock on the date of the issuance.

Accrued Payroll

As of December 31, 2024, the Company had aggregated $322,448 in related party accrued payroll, consisting of $311,812 in accrued payroll and $10,636 in accrued employer taxes.

As of December 31, 2023, the Company had aggregated $63,090 in related party accrued payroll, consisting of $58,500 in accrued payroll and $4,590 in accrued employer taxes.

Notes Payable and Imputed Interest

As of December 31, 2023, the Company had no outstanding notes payable to related parties or imputed interest expenses.

As of December 31, 2024, the Company had outstanding non-interest bearing notes payable to a related party aggregating $39,611. The Company recorded an imputed interest expense of $2,212 for the fiscal year ended December 31, 2024 on these notes outstanding with maturity dates ranging between October 13, 2024 and April 30, 2025. The related party has suspended the maturity dates without penalty until the Company is able to raise sufficient funds to satisfy these outstanding notes.

Patent Royalties

On March 2, 2017, SecureTech entered into a Patent License Agreement with Shongkawh, LLC, which is controlled by our executive officers Kao Lee and Anthony Vang (and directly owned by Mr. Lee and his brother, Thao Lee). Under this agreement, ShongKawh is to receive a royalty of 2% of all products manufactured under this covered patent.

As of December 31, 2024, the Company had no accrued patent license royalties owed to ShongKawh.

NOTE 10 – CONTINGENCY/LEGAL

As of December 31, 2024, and during the past ten years, no director, person nominated to become a director, executive officer, or promoter of SecureTech has been involved in any legal proceeding that would require disclosure hereunder.

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

Table of ContentsIndex to Financial Statements

NOTE 11 – SUBSEQUENT EVENTS

Notes Payable, Related Party

Between January 1, 2025 and March 31, 2025, the Company borrowed an aggregate of $85,000 from Kao Lee, a related party. As of March 31, 2025, the Company has outstanding notes payable to Mr. Lee aggregating $124,611.

Notes Payable

On March 21, 2025, the Company borrowed $10,000 from an investor. This is a balloon note that carries a fixed interest rate of 10% and is payable in full (principal and interest) on March 21, 2026.

Accrued Payroll Reduction

On January 14, 2025, the Company issued 322,448 shares of its common stock, with a par value of $0.001 per share, as an alternative to cash payments to settle outstanding accrued payroll and commissions owed to employees and independent sales representatives. The common stock was valued at $1.00 per share.

Share Exchange and Cancellations

On February 14, 2025, four shareholders entered into Share Exchange Agreements whereby the Company issued 4,310 shares of its Series A Preferred Stock in exchange for 43,100,000 shares of its common stock. These shares of common stock were canceled and returned to the Company’s Treasury.

As of March 31, 2025, the Company had 35,309,329 shares of common stock issued and outstanding.

As of March 31, 2025, the Company had one class of preferred stock, Series A Preferred Stock, with 17,710 shares of it issued and outstanding.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of December 31, 2024, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

•	SecureTech's system of internal controls failed to identify multiple journal entries that were identified by SecureTech's external auditor;

•	SecureTech has no formal control process related to the identification and approval of related party transactions;

•	SecureTech could not maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

•	SecureTech lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of December 31, 2024.

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

Given that these remedial actions require hiring additional personnel at a substantial cost, these material weaknesses are likely to remain unremedied until SecureTech can generate sufficient revenues or raise significant outside funding necessary to address them. In the meantime, we will continue to rely on the limited advice of outside professionals and consultants.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position

J. Scott Sitra	52	President, Chief Executive Officer, and Director
Anthony Vang	53	Treasurer, Secretary, and Director
Kao Lee	55	President and Chief Executive Officer, Top Kontrol, LLC

J. Scott Sitra has served as our President, Chief Executive Officer, and member of our Board of Directors since January 2025. Mr. Sitra has over 37 years of professional experience in securities and global regulatory compliance. He has held senior positions in various public companies, guiding them through various phases of business, including early-stage formation, raising capital, establishing international supply chains, product development and launches, and pursuing merger & acquisition opportunities. Mr. Sitra’s private consulting firm, Taurus Financial Partners, LLC (“Taurus”), has played a key role in supporting SecureTech’s regulatory compliance since its inception, making him well-acquainted with the company's operations.

Before joining SecureTech, Mr. Sitra founded Taurus in 2010 as an international management and financial consulting firm specializing in taking private companies public on to the US OTC marketplace and assisting clients in maintaining regulatory compliance with all applicable securities rules and business regulations. Mr. Sitra will concurrently serve as President and CEO of Taurus.

Mr. Sitra is not an officer or director of any other reporting company and currently devotes approximately 80% (35 to 50 hours per week) of his business time to our affairs.

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

Mr. Vang is not an officer or director of any other reporting company and currently devotes approximately 50% (20 to 25 hours per week) of his business time to our affairs.

Kao Lee is a co-founder and served as our President, Chief Executive Officer, and member of our Board of Directors since our inception in March 2017. In January 2025, Mr. Lee transitioned from these roles to become the General Manager of Top Kontrol, eventually assuming the positions of President and CEO of Top Kontrol, LLC, a wholly-owned subsidiary of SecureTech. In his current role, he focuses on innovating and advancing the Top Kontrol product line.

Mr. Lee also co-founded Shongkawh, LLC, in 2009, where he concurrently serves as President and CEO. Shongkawh is a research and development firm dedicated to personal and automobile security and safety devices and technologies. At Shongkawh, Mr. Lee's responsibilities include directing technological development, overseeing product marketing and promotion, and facilitating international relationships with technology buyers in Asia and Europe.

Mr. Lee is not an officer or director of any other reporting company and currently devotes approximately 80% (35 to 45 hours per week) of his business time to our affairs.

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

Corporate Governance

Our Board of Directors has not established any committees, such as an audit committee, compensation committee, nominating committee, or any similar function. The Board itself undertakes the functions of these committees. Due to the absence of independent directors, our Board believes that establishing such committees would not provide significant benefits to SecureTech and might be seen as more procedural than substantive.

Given our size and the lack of directors' and officers' insurance, we do not expect any stockholder recommendations for such committees in the near future. Although no nominations for additional directors have been proposed, if such proposals arise, all current Board members will participate in considering director nominees.

As a smaller business, we do not foresee attracting independent directors until SecureTech further develops its business, achieves significant revenue, and has sufficient working capital to purchase directors' and officers' insurance. Once we can justify expanding our Board to include independent directors, we intend to establish an audit committee. Our goal is that one or more of these independent directors will qualify as audit committee financial experts.

Our securities are not quoted on an exchange requiring a majority of independent directors, and we are not currently obligated by any law, rule, or regulation to include independent directors or to establish or maintain an audit committee or similar committee.

Audit Committee Financial Expert

Our Board of Directors currently lacks a member who qualifies as an audit committee financial expert. We believe that the cost of retaining such an expert is prohibitive at this time. Furthermore, as a smaller reporting company, we do not consider the services of an audit committee financial expert necessary at this stage.

Director Independence

None of the members of our Board of Directors qualifies as an independent director according to the NASDAQ Global Market's listing requirements. The NASDAQ independence definition includes several objective tests, such as the director not being an employee for at least three years and neither the director nor their family members engaging in certain business dealings with us. Our Board has not made a subjective determination that no relationships exist which would interfere with the exercise of independent judgment, as required by NASDAQ rules. If such determinations were made, our Board would review and discuss information provided by the directors and us regarding each director’s business and personal activities and relationships as they may relate to us and our management.

Audit Committee Functions Performed

In performing the functions of the audit committee, our Board of Directors oversees our accounting and financial reporting process. The Board's duties include:

•	Evaluating and assessing the qualifications of SecureTech’s independent auditors;

•	Deciding whether to retain or terminate the existing independent auditors;

•	Meeting with the independent auditors and financial management to review the audit scope and procedures annually;

•	Approving the retention of independent auditors for non-audit services;

•	Reviewing the independence of the independent auditors;

•	Examining the adequacy and effectiveness of accounting and financial controls and considering recommendations for improvement;

•	Reviewing the financial statements for inclusion in our annual and quarterly reports filed with the SEC; and

•	Discussing the annual audit and quarterly financial statement results with SecureTech’s management and independent auditors.

Compensation Committee Functions

Our entire Board of Directors considers executive officer and director compensation. The Board oversees our compensation policies, plans, and programs, reviews and approves corporate performance goals and objectives relevant to executive officer compensation, and administers our equity incentive and stock option plans, if any.

Nominating Committee Functions

Each director participates in considering director nominees. Besides nominees recommended by directors, our Board will consider nominees recommended by shareholders if submitted in writing to our corporate secretary. Our Board believes any candidate for director should be considered based on all factors relevant to our needs and the candidate's credentials, including business and industry experience and demonstrated character and judgment.

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party to any legal proceedings during the past ten (10) years that may interfere with their ability or integrity to serve as an officer or a director of SecureTech.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) applicable to all directors, officers (including our principal executive officer and principal financial officer), and employees. The Code of Ethics is designed to deter wrongdoing and promote:

•	Honest and ethical conduct;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents filed with, or submitted to, the SEC;

•	Compliance with applicable laws, rules, and regulations;

•	Prompt internal reporting of Code of Ethics violations; and

•	Accountability for adherence to the Code of Ethics.

A copy of our Code of Ethics is available at no charge by sending a written request to our Corporate Secretary at 2355 Highway 36 W, Suite 400, Roseville, MN 55113.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, our Board of Directors performs the functions of these committees. This presents a potential conflict of interest, as our officers and directors have the authority to determine management compensation, including their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our officers and directors.

Board of Directors Role in Risk Oversight

The Board of Directors continuously assesses the risks faced by SecureTech, including financial, technological, competitive, and operational risks. During each meeting, the Board dedicates time to review and consider the relevant risks at that time. Additionally, since SecureTech does not have an Audit Committee, the Board is responsible for assessing and overseeing SecureTech’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires SecureTech’s executive officers, directors, and persons who own more than 10% of a registered class of SecureTech's equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of SecureTech on Form(s) 3, 4, and 5, respectively. SEC regulations require executive officers, directors, and greater than 10% shareholders to furnish SecureTech with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2024, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

[This space intentionally left blank]

Item 11.  Executive Compensation

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended December 31, 2024 and 2023.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kao Lee, President and CEO, Top Kontrol, LLC (1)	2024 2023	56,333 56,333	0 0	0 0	0 0	0 0	0 0	0 0	0 17,333
Anthony Vang, Treasurer, Secretary, Director	2024 2023	28,167 28,167	0 0	0 0	0 0	0 0	0 0	0 0	0 8,666
Abdikarim Farah, Vice President (2)	2024 2023	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)Kao Lee resigned from the positions of President, Chief Executive Directors, and member of the Board of Directors when he assumed the new positions of President and Chief Executive Officer at Top Kontrol, LLC, a SecureTech wholly-owned subsidiary, in January 2025.

(2)Abdikarim Farah resigned from his position at SecureTech in February 2025.

Employment Agreements

We have not entered into any employment agreements with our officers or directors. As of the date of this Annual Report, we had no executive employees other than those listed above. Future employment arrangements are subject to the discretion of our Board of Directors.

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

Director Compensation

We do not plan to pay our directors any cash compensation until our business becomes operationally profitable. However, we may reimburse our directors for out-of-pocket travel and lodging expenses related to attending Board of Directors meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2025, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise noted, each shareholder's mailing address is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Number of Shares	Percentage of Class (1)	Number of Shares	Percentage of Class (2)

Officers and Directors
J. Scott Sitra, President, CEO, and Director	173,000	0.5%	10,400	58.7%
Anthony Vang, Treasurer, Secretary, and Director	10,049,070	28.5%	-0-	0%
Kao Lee, President and CEO, Top Kontrol, LLC (3)	2,698,140	7.6%	6,640	37.5%
All officers and directors as a group (3 persons)	12,920,210	36.6%	17,040	96.2%

Five Percent Stockholders
Kue & Jay Xiong	5,000,000	14.2%	-0-	0%

(1)Based on 35,309,329 common shares issued and outstanding as of March 31, 2025.

(2)Based on 17,710 Series A Preferred shares issued and outstanding as of March 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, we did not have any authorized Equity Compensation Plans.  Further, we have no plans to create any plans during the fiscal year ending December 31, 2025.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of SecureTech.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We do not have a formal written policy for reviewing and approving transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflicts of interest to be reported to our executive officers and/or legal counsel. Employees must disclose personal interests that may conflict with ours and avoid activities that conflict with their responsibilities to us.

Periodically, we inquire whether any directors have entered into transactions, arrangements, or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board of Directors, along with outside legal counsel, reviews the disclosed transaction or relationship. The Board then makes a formal determination regarding each director's independence. If a transaction presents a conflict of interest, the Board of Directors will determine the appropriate action.

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

As of December 31, 2024, SecureTech had no accrued patent license royalties owed to ShongKawh.

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

As of December 31, 2024, an aggregate of 83,000,000 Founder’s Shares have been canceled and returned to the Treasury, including the 25,000,000 Founder’s Shares that were part of the Share Exchange Agreement described below.

Convertible Debt Conversion with Related Party

On October 23, 2024, SecureTech entered into an agreement converting $50,000 in past due accounts payable to a related party into a non-interest-bearing $50,000 convertible promissory note maturing on April 23, 2025.

Subsequently, on October 24, 2024, the note holder converted the outstanding $50,000 convertible promissory note into 100,000,000 shares of SecureTech’s common stock, $0.001 par value. Each share was valued at $0.0005 per share in accordance with the conversion terms of the convertible note agreement.

Following this note conversion, on October 25, 2024, SecureTech and the original note holder signed a Share Exchange Agreement in which 100,000,000 shares of SecureTech's common stock were exchanged for 10,000 shares of its Series A Preferred Stock, $0.001 par value. No gain or loss was recorded within the terms of these agreements.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, SecureTech entered into a Share Exchange Agreement with one of its co-founders, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

During the fiscal year ended December 31, 2024, SecureTech entered into two Share Exchange Agreements with a related party whereby it issued 10,200 shares of its Series A Preferred Stock in exchange for an aggregate of 101,795,774 shares of its common stock. These share exchanges were part of SecureTech’s ongoing Share Reduction Program. SecuretTech recorded a $51,057 loss due to the issuance of additional Series A Preferred Shares based on the market’s closing price of $0.25 a share of SecureTech’s common stock on the date of the issuance.

Accrued Payroll

As of December 31, 2024, the Company had aggregated $322,448 in related party accrued payroll, consisting of $311,812 in accrued payroll and $10,636 in accrued employer taxes.

As of December 31, 2023, the Company had aggregated $63,090 in related party accrued payroll, consisting of $58,500 in accrued payroll and $4,590 in accrued employer taxes.

Notes Payable and Imputed Interest

As of December 31, 2023, the Company had no outstanding notes payable to related parties or imputed interest expenses.

As of December 31, 2024, the Company had outstanding non-interest bearing notes payable to a related party aggregating $39,611. The Company recorded an imputed interest expense of $2,212 for the fiscal year ended December 31, 2024 on these notes outstanding with maturity dates ranging between October 13, 2024 and April 30, 2025. The related party has suspended the maturity dates without penalty until the Company is able to raise sufficient funds to satisfy these outstanding notes.

Indemnification

Section 78.138 of the Wyoming Revised Statutes (“WRS”) provides that directors and officers of Wyoming corporations may, under certain circumstances, be indemnified against expenses (including attorneys’ fees) and other liabilities incurred as a result of any suit brought against them in their capacity as a director or officer. This indemnification applies if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. WRS also allows for indemnification against expenses (including attorneys’ fees) incurred in connection with a derivative suit if the directors and officers acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if the person was adjudged liable to the corporation.

Article X of our bylaws also contains provisions that allow SecureTech to indemnify its officers, directors, employees, and agents.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons pursuant to the preceding provisions or otherwise, the registrant has been advised that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event a claim for indemnification against such liabilities (other than the payment by the small business issuer of expenses incurred or paid by a director, officer, or controlling person in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless, in the opinion of counsel, the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction to determine whether such indemnification is against public policy as expressed in the Securities Act. The final adjudication of such issue will govern.

Corporate Governance and Director Independence

Our Board of Directors has not established Audit, Compensation, Nominating, or Governance Committees as standing committees. The Board does not have an executive committee or any similar committees. We are not listed on a national securities exchange or an inter-dealer quotation system that requires a majority of the Board to be independent. Our directors have determined that they are not “independent” under the NASDAQ Stock Market's listing standards, which is the definition our Board uses for determining independence. Therefore, our directors are not independent.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling the registrant pursuant to the preceding provisions, the registrant has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant include the annual audit of our financial statements, the review of financial statements in our quarterly reports, and services typically provided in connection with statutory and regulatory filings or engagements. The fees for these fiscal periods were as follows:

	For the Fiscal Year Ended December 31,
	2024	2023

Audit Fees	$33,500	$25,500
Audit Related Fees	1,500	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$35,000	$25,500

Audit Fees

Audit fees consist of charges for professional services rendered for the audit of our financial statements, the review of interim consolidated financial statements included in quarterly reports, and services customarily provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees consist of charges for assurance and related services reasonably related to the performance of the audit or review of our consolidated financial statements. These fees are not included under “Audit Fees.”

Tax Fees

Tax fees consist of charges for professional services related to tax compliance, tax advice, and tax planning. These services include the preparation of federal and state income tax returns.

All Other Fees

All other fees consist of charges for products and services that are not included under the services reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors and the limited financial resources and minimal operations of SecureTech, our Board of Directors as a whole acts as our Audit Committee. The Board pre-approves all audit and permissible non-audit services, including audit services, audit-related services, tax services, and other services, on a case-by-case basis.

Before engaging accountants to perform particular services, our Board obtains an estimate for the service. The Board has approved all of the services described above according to this procedure.

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

(3)Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
3.4	Certificate of Designation of Series A Preferred Stock		8-K		3.4	6/2/2023
4.1	Description of Securities	X
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018

10.2	Amendment No. 1 to Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 13, 2024		10-Q	10.2	5/15/24
14.1	Code of Ethics adopted May 12, 2022		8-K	14.1	5/16/2022
21.1	List of Subsidiaries	X
31.1	Certification of J. Scott Sitra, Principal Executive Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification of J. Scott Sitra, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 31st day of March, 2025.

SECURETECH INNOVATIONS, INC.

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 2025:

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director