Form 10-Q
period 2025-03-31
Securetech Innovations, Inc.
filed 2025-05-15
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

                          Tel: (651) 317-8990; Fax: (520) 844-9162

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 15, 2025, was 35,309,329.

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

Item 6. Exhibits30

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
•

Our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting

•

Other risks and uncertainties, including those listed in the section titled “Risk Factors” contained in our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2025 (unaudited)	December 31, 2024
Current assets:
Cash and equivalents	$6,485	$—
Deposits	1,114	1,114
Total current assets	7,599	1,114

Property and equipment, net	$2,257	$2,503

Total assets:	$9,856	$3,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,016	$14,205
Accounts payable, related party	38,052	50,978
Accrued interest, related party	1,636	—
Accrued payroll	29,499	322,448
Bank overdraft	—	346
Credit cards payable	8,797	14,956
Notes payable, related party	134,611	39,611
Taxes payable	—	1,115
Total current liabilities	$220,611	$443,659

Total liabilities	$220,611	$443,659

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 17,710 and 13,400 shares issued and outstanding, respectively	18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,309,329 and 78,086,881 shares issued and outstanding, respectively	35,309	78,087
Additional paid-in capital	1,562,851	1,196,426
Accumulated deficit	(1,808,933)	(1,714,568)

Total stockholders’ equity (deficit)	$(210,755)	$(440,042)

Total liabilities and stockholders’ equity (deficit)	$9,856	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2025	2024

Revenues:
Sales	$—	$12,885
Cost of goods sold	—	3,080
Gross profit	—	9,805

Operating expenses:
General and administrative	$90,935	90,496
Total operating expenses	90,935	90,496

(Loss) from operations	(90,935)	(80,691)

Other income (expense)	$(3,430)	$(790)

Provision for income taxes	—	—

Net (loss)	$(94,365)	$(81,481)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	56,333,864	78,362,888

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024 (audited)	13,400	$13	78,086,881	$78,087	$1,196,426	$(1,714,568)	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	322,448
Share exchange, unrelated party	100	1	(1,000,000)	(1,000)	999	—	—
Share exchange, related party	4,210	4	(42,100,000)	(42,100)	42,096	—	—
Imputed interest	—	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	(94,365)	(94,365)
Balance, March 31, 2025 (unaudited)	17,710	$18	35,309,329	$35,309	$1,562,851	$(1,808,933)	$(210,755)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023 (audited)	3,200	$3	79,862,655	$79,863	$1,076,391	$(1,305,128)	$(148,871)
Share exchange, related party	200	—	(1,795,774)	(1,796)	1,796	—	—
Net loss	—	—	—	—	—	(81,481)	(81,481)
Balance, March 31, 2024 (unaudited)	3,400	$3	78,066,881	$78,067	$1,078,187	$(1,386,609)	$(230,352)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss)	$(94,365)	$(81,481)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	246	245
Imputed interest	1,204	—
Changes in operating assets and liabilities:
Decrease (increase) in inventories	—	3,081
Increase (decrease) in accounts payable	(6,189)	4,526
Increase (decrease) in accounts payable, related party	(12,926)	15,000
Increase (decrease) in credit cards payable	(6,159)	436
Increase (decrease) in accrued payroll	29,499	52,530
Increase (decrease) in accrued interest, related party	1,636	—
Increase (decrease) in taxes payable	(1,115)	798
Increase (decrease) in bank overdraft	(346)	—

Net cash used in operating activities	(88,515)	(4,865)

Cash flows from financing activities:
Increase in notes payable, related party	$95,000	$—
Net cash provided by financing activities	$95,000	$—

Net increase (decrease) in cash	6,485	(4,865)

Cash – beginning of period	—	5,987

Cash – end of period	$6,485	$1,122

Cash paid for interest	$2,024	$983

Non-cash financing activities:
Issuance of common stock for accrued payroll	322,448	—
Exchange of common shares for preferred shares, unrelated party	1,000
Exchange of common shares for preferred shares, related party	42,100	1,796

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“Company” or “SecureTech”) was incorporated under the laws of the State of Wyoming on March 2, 2017, under the name SecureTech, Inc. The Company amended its Articles of Incorporation on December 20, 2017, to change its name to SecureTech Innovations, Inc. On November 19, 2021 and November 25, 2021, SecureTech incorporated wholly-owned subsidiaries Piranha Blockchain, Inc. under the laws of the State of Wyoming and Piranha Blockchain, Ltd. under the International Business Company (IBC) laws of Anguilla, British West Indies, respectively (collectively, “Piranha”). On January 27, 2025, the Company incorporated two new subsidiaries under the laws of the State of Wyoming, Terra Nova Technologies, Inc. and Top Kontrol, LLC.

SecureTech Innovations, Inc. is a pioneering innovator in blockchain, Web3, and cybersecurity technologies. Through its Piranha Blockchain subsidiary, it is developing cutting-edge technologies and platforms to securely store and transfer digital assets and enhance online privacy and user protection. Additionally, SecureTech is known for its groundbreaking safety device, Top Kontrol, an advanced anti-theft and anti-carjacking system designed to preserve life and protect property.

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

The balance sheet as of December 31, 2024, has been derived from audited financial statements.

Operating results for the three months ended March 31, 2025, are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2025.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2025.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2025, the Company had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2025 and 2024. The Company had no dilutive securities outstanding as of March 31, 2025 and 2024.

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

Depreciation expenses totaled $246 and $245 for the three months ended March 31, 2025 and 2024, respectively. Cumulative depreciation for each asset class is as follows:

	March 31, 2025	December 31, 2024

Computer, software, and equipment	$4,916	$4,916
Furniture, fixtures, and equipment	—	—
Leasehold improvements	—	—
Accumulated depreciation	$(2,659)	$(2,413)
PPE, net	$2,257	$2,503

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of March 31, 2025:

Subsidiary	Percentage Owned

Piranha Blockchain, Inc.	100.0%
Piranha Blockchain, Ltd.	100.0%
Terra Nova Technologies, Inc.	100.0%
Top Kontrol, LLC	100.0%

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended March 31, 2025, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of March 31, 2025, the Company had an accumulated deficit of ($1,808,933). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Series A Preferred Stock Issuances

During the three months ended March 31, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock pursuant to Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

As of March 31, 2025, the Company had one class of preferred stock, Series A Preferred Stock, of which 17,710 shares were issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Issuances for Settlement of Accrued Payroll

During the three months ended March 31, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

Share Exchange and Cancellations

During the three months ended March 31, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock in exchange for an aggregate of 43,100,000 shares of its common stock pursuant to Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

NOTE 4 – SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2025	2024

Revenue from external customers	$—	$12,885

Reconciliation of revenue:
Less: Cost of goods sold	—	3,080
Segment gross profit	$—	$9,805

Less:
Salaries and payroll	32,499	52,530
Other segment items(1)	58,436	37,966
Segment net loss	$(90,935)	$(80,691)

Reconciliation of loss:
Other income (expense), net	(3,430)	(790)
Loss before income taxes	$(94,365)	$(81,481)

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

As of March 31, 2025, an aggregate of 100,100,000 Founder’s Shares have been returned to the Company and cancelled, including 67,100,000 pursuant to a series of Share Exchange Agreements described below.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a Share Exchange Agreement with one of its Founders, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

During the three months ended March 31, 2025, the Company entered into Share Exchange Agreements with two of its Founders, Kao Lee and Abdikarim Farah, whereby it issued an aggregate of 4,210 shares of its Series A Preferred Stock in exchange for an aggregate of 42,100,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Accrued Payroll

During the three months ended March 31, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

As of March 31, 2024, the Company had aggregated $84,120 in related party accrued payroll, consisting of $78,000 in accrued payroll and $6,120 in accrued employer taxes.

As of March 31, 2025, the Company had aggregated $29,499 in related party accrued payroll, consisting solely of accrued payroll.

Notes Payable and Imputed Interest

As of March 31, 2024, the Company had no outstanding notes payable to related parties or imputed interest expenses.

As of March 31, 2025, the Company had outstanding notes payable to related parties aggregating $134,611 with interest rates between 0% and 10% per annum. For the three months ended March 31, 2025, the Company recorded an imputed interest expense of $1,204 and accrued interest payable of $1,636 on these notes outstanding with maturity dates ranging between October 13, 2024 and March 21, 2026. The related parties have suspended the maturity dates without penalty until the Company can raise sufficient funds to satisfy these outstanding notes.

Patent Royalties

On March 2, 2017, the Company entered into a Patent License Agreement with Shongkawh, LLC, which is controlled by our executive officers Kao Lee and Anthony Vang (and directly owned by Mr. Lee and his brother, Thao Lee). Under this agreement, ShongKawh is to receive a royalty of 2% of all products manufactured under this covered patent.

As of March 31, 2025, the Company had no accrued patent license royalties owed to ShongKawh.

NOTE 6 – CONTINGENCY/LEGAL

As of March 31, 2025, and during the preceding ten years, no director, person nominated to become a director or executive officer, or promoter of the Company has been involved in any legal proceeding that would require disclosure hereunder.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand SecureTech Innovations, Inc., our operations, and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. The audited financial statements for our fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on Form 10-K on March 31, 2025, should be read in conjunction with the discussion below. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements. In the opinion of Management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements.

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 31, 2025, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

The following discussion should be read in conjunction with our financial statements, the notes thereto, and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

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

To facilitate the restructuring of its Top Kontrol brand, SecureTech established two new subsidiaries in Wyoming on January 27, 2025. Terra Nova Technologies, Inc. was formed to serve as the holding company, overseeing the operations and assets of the brand. Top Kontrol, LLC was created as the operating company, responsible for managing the day-to-day business activities of the brand.

Corporate Structure

The following diagram illustrates our corporate structure as of March 31, 2025:

SecureTech Innovations, Inc.
(Parent Company)
OTC Pink: SCTH
(SEC CIK:0001703157)
Terra Nova Technologies, Inc. (WY)
(100% Owned)
Top Kontrol holding company
for future spin-off as independent company
on the OTCQB.
Piranha Blockchain, Inc. (WY)
(100% Owned)
Operating subsidiary focused on developing and acquiring secure green energy data centers, advanced cybersecurity technologies, and blockchain and cryptocurrency systems and platforms for mining, storing, and trading digital assets.
Top Kontrol, LLC (WY)
(100% Owned)
Top Kontrol is the world's most advanced anti-theft and anti-carjacking system available. Top Kontrol is the only car security system that can stop a carjacking without any action from the driver.
Piranha Blockchain, Ltd. (ANG)
(100% Owned)
Holding company to hold, secure, and trade Piranha Blockchain's digital assets.

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

RockerFunder, LLC Engagement

On April 1, 2025, SecureTech entered into an agreement with RockerFunder, LLC, a New York-based financial and marketing consultancy. RockerFunder will support SecureTech in enhancing investor relations, developing strategic growth initiatives, integrating blockchain technologies, and improving market positioning. The initial term of this engagement is six months.

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

Top Kontrol Product Line

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

SecureTech’s recent engagement with RockerFunder, LLC, is anticipated to accelerate Piranha’s vision for growth and expansion.

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

Employees

As of March 31, 2025, our workforce consisted of five employees: two full-time, three part-time, and three independent, commission-based sales representatives.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth the results of our operations for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
Sales	$-	$12,885
Cost of goods sold	-	(3,080)
Gross profit	-	9,805
Operating expenses	(90,935)	(90,496)
Loss from operations	(90,935)	(80,691)
Other income (expense)	(3,430)	(790)
Net loss	$(94,365)	$(81,481)

Sales

Sales for the three months ended March 31, 2025, totaled $-0-, compared to $12,885 for the same period in 2024. The decline in sales was due to Management's efforts to secure new financing sources and redirect the company’s overall strategic focus. All sales during the 2024 period were generated by the Top Kontrol product line.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended March 31, 2025, was $-0-, compared to $3,080 for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 23.9% during the three months ended March 23, 2024.

Gross Profit

Gross profit for the three months ended March 31, 2025, was $-0-, compared to $9,805 for the same period of 2024. Our gross profit margin was 76.1% during the three months ended March 31, 2024.

Operating Expenses

	Three Months Ended March 31,
	2025	2024
Operating expenses:
General and administrative	$90,935	$90,496
Operating expenses	$90,935	$90,496

Our operating expenses for the fiscal period consisted solely of general and administrative expenses. Total operating expenses were $90,935 during the three months ended March 31, 2025, compared to $90,496 for the same period of 2024, representing an increase in operating expenses of $439, or 0.5%, from the three months ended March 31, 2024.

Loss From Operations

As a result of the foregoing, our loss from operations was ($90,935) during the three months ended March 31, 2025, compared with ($80,691) for the same period of 2024. This $10,244, or 12.7%, increase in our loss from operations was primarily attributable to a lack of any sales during the fiscal period ended March 31, 2025.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the three months that ended March 31, 2025, we incurred ($3,430) in other expenses, compared to ($790) in other income for the same period of 2024.

Net Loss

The result was that our net loss was ($94,365) during the three months ended March 31, 2025, compared with ($81,481) for the same period of 2024. This $12,884, or 15.8%, increase in our loss from operations was primarily attributable to a lack of any sales during the fiscal period ended March 31, 2025.

Total Stockholders’ Deficit

Our stockholders’ deficit was ($210,755) as of March 31, 2025.

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

As of March 31, 2025, we had a cashback revolving credit line of $1,000 and an outstanding balance of $8,797 on this credit line. Under the terms of this line of credit, SecureTech is to receive 1.5% back on all purchases made through this credit line. Management strives to put as many ordinary operating expenses as possible through this credit line to reduce operating expenses passively.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2025 and 2024:

	Three Months Ended March,
	2025	2024
Cash provided by (used in):
Operating activities	($88,515)	($4,865)
Financing activities	$95,000	-

Net cash used in operating activities was ($88,515) for the three months ended March 31, 2025, an increase of $83,650, or 1,719.4%, from cash used by operating activities of ($4,865) during the same period of 2024. The increase in our cash used by operating activities was primarily attributable to taking strategic initiatives to reduce outstanding accounts payable and accrued payroll liabilities.

Net cash provided by financing activities was $95,000 for the three months ended March 31, 2025, compared to $-0- during the same period of 2024.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 31, 2025, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of March 31, 2025, we had no off-balance sheet activities or operations.

Contractual Obligations

As of March 31, 2025, we did not have any contractual obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2025 and December 31, 2024, SecureTech had no cash equivalents.

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the three months ended March 31, 2025.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in SecureTech’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Quarterly Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating our internal control over financial reporting and related procedures, Management recognizes that, because of inherent limitations, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of internal control over financial reporting procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on Management’s assessment, we have concluded that, as of March 31, 2025, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of March 31, 2025.

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

Management believes that effectively addressing these material weaknesses would necessitate the addition of at least three independent board members and one executive financial officer who is not a board member. We estimate that SecureTech’s minimum annual expense to retain qualified personnel to fill these vacant roles would be at least $650,000, possibly even more.

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

SECURETECH INNOVATIONS, INC.

Dated: May 15, 2025	By:	/s/ J. Scott Sitra
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: May 15, 2025	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director