Form 10-Q
period 2025-06-30
Securetech Innovations, Inc.
filed 2025-08-19
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

                                    Tel: (651) 317-8990

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SCTH	OTCQB Exchange

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 19, 2025, was 35,311,829.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS7

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)8

CONSOLIDATED STATEMENTS OF CASH FLOWS10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations23

Item 3. Quantitative and Qualitative Disclosures About Market Risk36

Item 4. Controls and Procedures36

PART II – OTHER INFORMATION

Item 1. Legal Proceedings38

Item 1A. Risk Factors38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds38

Item 3. Default Upon Senior Securities38

Item 4. Mine Safety Disclosures38

Item 5. Other Information38

Item 6. Exhibits38

SIGNATURES41

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	June 30, 2025 (unaudited)	December 31, 2024 (audited)
Current assets:
Cash and equivalents		$373,837	—
Accounts receivable, net	5	965,139	—
Amounts due from related parties	10	69,900	—
Inventories	4	1,255,997	—
Deposits		1,114	1,114
Prepayments and other current assets	11	2,916,142	—
Total current assets		$5,582,129	$1,114

Non-current assets:
Equipment, net	1	$207,207	$2,503
Goodwill	3	8,450,439	—
Total non-current assets		$8,657,646	$2,503

Total assets:		$14,239,775	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	June 30, 2025 (unaudited)	December 31, 2024 (audited)
Current liabilities:
Accounts payable		$862,919	14,205
Accounts payable, related party		52,706	50,978
Accrued payroll		61,998	322,448
Amounts due to related parties		200,578	39,611
Bank overdraft		—	346
Contract liabilities	6	357,123	—
Notes payable		26,372	—
Short-term borrowings	7	2,165,228	—
Taxes payable		—	1,115
Accrued expenses and other current liabilities		107,147	14,956
Total current liabilities		$3,834,071	$443,659

Total liabilities:		$3,834,071	$443,659

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 17,895 and 13,400 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,311,829 and 78,086,881 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		35,312	78,087
Contingent consideration	8	1,652,910	-
Additional paid in capital		10,135,087	1,196,426
Accumulated deficit		(1,902,821)	(1,714,568)

Total equity attributable to:
SecureTech shareholders		$9,920,506
Non-controlling interests		485,198	—
Total stockholders’ equity (deficit)		$10,405,704	$(440,042)

Total liabilities and stockholders’ equity		$14,239,775	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenues:
Sales	$—	$1,350	$—	$14,235
Cost of goods sold	—	341	—	3,421
Gross profit	—	1,009	—	10,814

Expenses:
General and administrative	$86,858	$93,730	$177,793	$184,226
Research and development	2,146	—	2,146	—
Total expenses	89,004	93,730	179,939	184,226

(Loss) from operations	(89,004)	(92,721)	(179,939)	(173,412)

Other expense	$(4,884)	(987)	$(8,314)	$(1,777)

Net loss before allocation to non-controlling interests	$(93,888)	$(93,708)	$(188,253)	$(175,189)

Less: Net loss attributable to non-controlling interests	—	—	—	—

Net loss attributable to SecureTech shareholders	$(93,888)	$(93,708)	$(188,253)	$(175,189)

(Loss) per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	35,310,428	78,073,914	46,000,410	78,218,401

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A				Additional				Non-
	Preferred Stock		Common Stock		Paid In	Contingent		SecureTech	Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Shareholders	Interests	Total
Balance as of December 31, 2024 (audited)	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	($440,042)	—	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	322,448	—	322,448
Share exchange, unrelated party	100	1	(1,000,000)	(1,000)	999	—	—	—	—	—
Share exchange, related party	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—
Imputed interest	—	—	—	—	1,204	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	—	(94,365)	(94,365)	—	(94,365)
Balance as of March 31, 2025 (unaudited)	17,710	$18	35,309,329	$35,309	$1,562,851	$—	($1,808,933)	($210,755)	—	($210,755)
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	10,218,410	485,198	10,703,608
Imputed interest	—	—	—	—	1,739	—	—	1,739	—	1,739
Net loss	—	—	—	—	—	—	(93,888)	(93,888)	—	(93,888)
Balance as of June 30, 2025 (unaudited)	17,895	$18	35,311,829	$35,312	$10,135,087	$1,652,910	($1,902,821)	$9,920,506	$485,198	$10,405,704

The accompanying notes to the consolidated financial statements are an integral part of these statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A				Additional				Non-
	Preferred Stock		Common Stock		Paid In	Contingent		SecureTech	Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Shareholders	Interests	Total
Balance as of December 31, 2023 (audited)	3,200	$3	79,862,655	$79,863	$1,076,391	—	($1,305,128)	($148,871)	—	($148,871)
Share exchange, related party	200	—	(1,795,774)	(1,796)	1,796	—	—	—	—	—
Net loss	—	—	—	—	—	—	(81,481)	(81,481)	—	(81,481)
Balance as of March 31, 2024 (unaudited)	3,400	$3	78,066,881	$78,067	$1,078,187	$—	($1,386,609)	($230,352)	—	($230,352)
Issuance of common shares for cash	—	—	10,000	10	9,990	—	—	—	—	10,000
Net loss	—	—	—	—	—	—	(93,708)	(93,708)	—	(93,708)
Balance as of June 30, 2024 (unaudited)	3,400	$3	78,076,881	$78,077	$1,088,177	$—	($1,480,317)	($314,060)	—	($314,060)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(188,253)	$(175,189)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	505	491
Imputed interest	2,943	—
Changes in operating assets and liabilities:
Decrease / (increase) in inventories	—	3,422
Increase in accounts payable	422	4,224
Increase in accounts payable, related party	1,728	30,780
Increase / (decrease) in accrued expenses and other current liabilities	(2,211)	383
Increase in accrued payroll	61,998	105,060
Increase / (decrease) in bank overdraft	(346)	2
Increase / (decrease) in taxes payable	(1,115)	798

Net cash used in operating activities	(124,329)	(30,029)

Cash flows from investing activities:
Acquisition of office equipment	$(790)	$—
Cash acquired from the acquisition of AI UltraProd	364,311	—
Net cash provided by investing activities	$363,521	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$10,000
Increase in notes payable	26,372	—
Increase in amounts due to related parties	103,273	14,042
Net cash provided by financing activities	$134,645	$24,042

Net increase (decrease) in cash	373,837	(5,987)

Cash – beginning of period	—	5,987

Cash – end of period	$373,837	$—

Cash paid for income taxes	$—	$—

Cash paid for interest	$5,514	$2,015

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the six months ended June 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares as consideration for the acquisition of AI UltraProd	$8,565,500	$—
Recognition of contingent consideration related to the acquisition of AI UltraProd	$1,652,910	$—
Assets acquired and liabilities assumed in the acquisition of AI UltraProd:
Increase in cash and equivalents	$364,311	$—
Increase in accounts receivable, net	965,139	—
Increase in amounts due from related parties	69,900	—
Increase in inventories	1,255,997	—
Increase in prepayments and other current assets	2,916,142	—
Increase in equipment, net	204,419	—
Increase in goodwill	8,450,439	—
Total assets acquired	$14,226,347	$—

Accounts payable assumed	848,292	—
Contract liabilities assumed	357,123	—
Short-term borrowings assumed	2,165,228	—
Accrued expenses and other current liabilities assumed	98,472	—
Amounts due to related parties assumed	53,624	—
Total liabilities assumed	$3,522,739	—

Non-controlling interests	$485,198	—

Net assets acquired	$10,218,410	—

Non-cash financing activities:
Issuance of shares for accrued payroll	$322,448	$—
Exchange of common shares for preferred shares	$1,000	—
Exchange of common shares for preferred shares, related party	$42,100	$1,796

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Organization

SecureTech Innovations, Inc. (“SecureTech” or the “Company”) was incorporated in the State of Wyoming on March 2, 2017, under the name SecureTech, Inc. On December 20, 2017, the Company amended its Articles of Incorporation to change its name to SecureTech Innovations, Inc.

The Company has established several wholly owned subsidiaries to support its strategic growth initiatives:

•

On November 19, 2021, and November 25, 2021, the Company formed Piranha Blockchain, Inc., a Wyoming corporation, and Piranha Blockchain, Ltd., an Anguilla-based international business company, respectively (collectively, “Piranha”).

•	On January 27, 2025, the Company incorporated two additional Wyoming-based subsidiaries: Terra Nova Technologies, Inc. and Top Kontrol, LLC.

•	On June 6, 2025, the Company formed AI UltraProd, Inc., also a Wyoming corporation.

On June 23, 2025, through its wholly owned subsidiary AI UltraProd, Inc., the Company acquired 100% of Aiultraprod Group Limited, a Hong Kong limited liability company. Aiultraprod Group Limited owns a 90% equity interest in Zhejiang Jizhu Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (collectively, “AI UltraProd”).

SecureTech is a technology-focused company that develops and commercializes advanced solutions across several high-growth sectors, including artificial intelligence, industrial 3D printing and manufacturing, cybersecurity, and digital infrastructure. The Company’s business segments include:

•	AI UltraProd: Specializes in AI-powered industrial 3D manufacturing technologies.

•	Piranha Blockchain: Develops Web3 security protocols, blockchain infrastructure, digital asset reserves and management systems, and cybersecurity solutions

•	Top Kontrol: Offers a patented anti-theft and anti-carjacking system capable of autonomously disabling a vehicle during a carjacking attempt without requiring driver intervention.

SecureTech’s mission is to develop and deploy innovative, real-world technologies that solve critical challenges across diverse industries. The Company is focused on advancing security, improving operational efficiency, and strengthening digital resilience through its portfolio of AI, blockchain, and cybersecurity solutions.

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

Operating results for the six months ended June 30, 2025, are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2025.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2025.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with US GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements,” and ASC 825, “Financial Instruments,” require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.   Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2025 and 2024. The Company had no dilutive securities outstanding as of June 30, 2025 and 2024.

Equipment and Depreciation

Equipment is recorded at cost and are depreciated using the straight-line method over their estimated useful lives in years as follows:

Machinery equipment	5	-	10	years
Computer software and equipment	2	-	15	years
Furniture, fixtures, and equipment	3	-	5	years
Leasehold improvements	Life of Lease

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

Depreciation expenses totaled $505 and $491 for the six months ended June 30, 2025 and 2024, respectively. Cumulative depreciation for each asset class is as follows:

	As of June 30, 2025	As of December 31, 2024

Machinery equipment	$135,491	$—
Computer, software, and equipment	77,786	4,916
Furniture, fixtures, and equipment	94,032	—
Property and Equipment	$307,309	$4,916
Less: Accumulated depreciation	(100,102)	(2,413)
Property and Equipment, net	$207,207	$2,503

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

Revenue is recognized when control of promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Consideration may be received before or after revenue is recognized; amounts received in advance are recorded as contract liabilities.

Revenue Recognition; ASC 606 Five-Step Model

Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to performance obligations; and (5) recognize revenue as, or when, control of each performance obligation is transferred.

For services transferred over time, revenue is recognized based on progress toward satisfaction of the performance obligation. For performance obligations satisfied at a point in time, revenue is recognized when control passes to the customer.

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

Principles of Consolidation

A subsidiary is an entity in which (i) the Company directly or indirectly controls more than 50% of the voting power, or (ii) the Company has the power to appoint or remove the majority of the members of the board of directors, to cast a majority of votes at board meetings, or to govern the financial and operating policies of the investee pursuant to a statute or under an agreement among the shareholders or equity holders.

The accompanying consolidated financial statements include the consolidated financial statements of the Company and its wholly owned subsidiaries. Subsidiaries are entities over which the Company has control. Control is achieved when the Company has power over the investee, is exposed to, or has rights to, variable returns from its involvement with the investee, and has the ability to use its power to affect those returns.

Subsidiaries are consolidated from the date on which the Company obtains control. The Company reassesses whether it controls an investee if facts and circumstances indicate changes to one or more of the three elements of control listed above.

All inter-company balances and transactions are eliminated upon consolidation. The results of subsidiaries acquired are recorded in the consolidated statements of operations from the effective date of acquisition, as appropriate.

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of June 30, 2025:

Subsidiary (Entity Name)	Jurisdiction	SecureTech Ownership	Principal Activity

AI UltraProd, Inc.	Wyoming	100.0%	US holding company for AI 3D printing and additive manufacturing assets
Aiultraprod Group Limited	Hong Kong	100.0%	IP holding & Asia-Pacific sales hub
Zhejiang Jizhu Technology Company Limited	PRC	90.0% (indirect)	R&D, 3D printing, robotics manufacturing, and materials
Jizhu Technology (Huzhou) Company Limited	PRC	80.4% (indirect)	Scientific research and technical services
Piranha Blockchain, Inc.	Wyoming	100.0%	Cybersecurity & blockchain platforms
Piranha Blockchain, Ltd.	Anguilla	100.0%	International digital-asset services
Terra Nova Technologies, Inc.	Wyoming	100.0%	Top Kontrol brand holding entity
Top Kontrol, LLC	Wyoming	100.0%	Anti-theft/anti-carjacking systems

Acquisition of AI UltraProd Group of Companies

On June 23, 2025, the Company, through its wholly owned subsidiary AI UltraProd, Inc., acquired 100 percent of the equity of Aiultraprod Group Limited, a Hong Kong limited liability company. Aiultraprod Group Limited holds 90 percent of Zhejiang Jizhu Technology Company Limited (“Jizhu PRC”), which in turn holds 80.4 percent of Jizhu Technology (Huzhou) Company Limited (“Jizhu Huzhou”).

The transaction was completed entirely through the issuance of equity securities. It was accounted for as a business combination under ASC 805, Business Combinations. In accordance with ASC 810‑10, Consolidation, the Company evaluated its relationships with each entity in the acquired group to determine whether consolidation was required. Control exists when an investor (i) has the power to direct the activities of an entity that most significantly affect its economic performance, (ii) is exposed to or has rights to variable returns from its involvement with the entity, and (iii) has the ability to use its power to affect those returns.

The Company determined that it holds, directly or indirectly, a controlling financial interest in each of the acquired entities because it owns more than 50 percent of the voting equity and has the ability to appoint the majority of board members and direct key operating and financial policies. Accordingly, the Company consolidates Aiultraprod Group Limited, Jizhu PRC, and Jizhu Huzhou from the acquisition date forward.

The portion of equity interests not attributable, directly or indirectly, to the Company is presented as non‑controlling interests (“NCI”) in the consolidated balance sheets and statements of operations, in accordance with ASC 810‑10‑45. NCI were measured at their proportionate share of the fair value of the acquiree’s identifiable net assets at the acquisition date.

The results of operations of the acquired entities are included in the Company’s consolidated statements of operations beginning June 23, 2025. Activity for the stub period ended June 30, 2025, was not material. The allocation of the purchase price resulted in recognition of $8,450,439 of goodwill, as described in Note 3, and $1,652,910 of contingent consideration related to a potential issuance of Series A Preferred Stock.

Foreign Currency Translation and Transactions

The Company presents its financial information in United States Dollars (“USD”). The functional currency for the Company is USD, while its Hong Kong subsidiary uses Hong Kong Dollars (“HKD”) as its functional currency, and the PRC subsidiaries use RMB. The assessment of each entity’s functional currency is performed according to the requirements of Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters.

In the consolidated financial statements, transactions conducted in currencies other than the applicable functional currencies are recorded using exchange rates effective on the transaction dates. At each balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing on that date. Resulting exchange gains and losses are included in the consolidated statements of loss and comprehensive income for the period in which they arise.

Entities in the PRC use RMB as their functional currency, while those in Hong Kong use HKD. Financial statements are translated into USD with assets and liabilities at period-end rates, revenue and expenses at average rates, and shareholders’ equity at historical rates. Translation adjustments are shown as a separate item in accumulated other comprehensive loss under shareholders’ equity.

The following exchange rates are used for translation:

	For the six months ended June 30, 2025
Currency Exchange	Period End	Average Rate

USD to RMB	7.1586	7.1837
USD to HKD	7.8497	7.8006

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2025, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of June 30, 2025, the Company had an accumulated deficit of $(1,902,821). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of June 30, 2025, the Company’s goodwill balance was $8,450,439, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

The goodwill is attributable primarily to the expected synergies from integrating AI UltraProd’s proprietary technologies, assembled workforce, and established market presence with the Company’s existing operations.

In accordance with ASC 350, goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. As of June 30, 2025, no impairment indicators were identified. The Company expects to perform its next annual goodwill impairment assessment as of December 31, 2025.

NOTE 4 – INVENTORIES, NET

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024
Inventories:
Raw materials and work-in-progress	$291,454	$—
Finished goods	964,543	—
Gross inventories	1,255,997	—
Inventory valuation reserves	—	—
Inventories, net	$1,255,997	$—

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of June 30, 2025	As of December 31, 2024

Accounts receivable	$965,139	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$965,139	$—

NOTE 6 – CONTRACT LIABILITIES

The Company’s contract liabilities primarily relate to unsatisfied performance obligations when payment has been received from customers before the Company’s products or services are delivered. Contract liabilities amounted to $357,123 and $-0- as of June 30, 2025 and December 31, 2024, respectively.

Contract liabilities consist of the following:

	As of June 30, 2025	As of December 31, 2024

Contract liabilities	$357,123	$-

NOTE 7 – SHORT-TERM BORROWINGS

As of June 30, 2025, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 15,500,000 (equivalent to US$2,165,228) from banks in the PRC, with interest rates ranging from 3.6% to 5.6% per annum. Interest payments are due quarterly.

Short-term borrowings are as follows:

	As of June 30, 2025	As of December 31, 2024

Unsecured short-term borrowings from PRC banks	$2,165,228	$—
Total short-term borrowings, net	$2,165,228	$—

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock Issuances

During the six months ended June 30, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock pursuant to four Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

The Company also issued 185 shares of its Series A Preferred Stock in conjunction with its acquisition of 100% of Aiultraprod Group Limited. These shares were valued at US$8,565,500, which equates to a per-share value of US$46,300.

As of June 30, 2025, the Company had one class of preferred stock, Series A Preferred Stock, and 17,895 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Issuances for Settlement of Accrued Payroll

During the six months ended June 30, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

Share Exchange and Cancellations

During the six months ended June 30, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock in exchange for an aggregate of 43,100,000 shares of its common stock pursuant to Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

As of June 30, 2025, the Company had 35,311,829 shares of common stock issued and outstanding.

Contingent Consideration

On June 23, 2025, as part of the Company’s 100% acquisition of Aiultraprod Group Limited and related to the Acquisition and Stock Purchase Agreement, a provision was established for the potential issuance of additional Series A Preferred Stock. If all parties to the transaction unanimously agree to waive the intended spin-off of AI UltraProd, Inc. (WY) as a separate NYSE or NASDAQ-listed entity in the future, the Company would be required to issue an additional 357 shares of Series A Preferred Stock, $0.001 par value, under the no spin-off earnout provision.

Based on the terms, the instrument is classified in equity, and accordingly was measured at its fair value at the acquisition date and will not be subsequently remeasured. As of the transaction date, the Company assessed a 10% probability that all parties would agree to exercise this provision. Consequently, contingent consideration was recorded in the amount of $1,652,910, calculated as 357 potential shares multiplied by the $46,300 share price and the 10% likelihood factor.

NOTE 9 – SEGMENT INFORMATION

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

	For the Six Months Ended June 30,
	2025	2024

Revenue from external customers	$—	$14,235

Reconciliation of revenue:
Less: Cost of goods sold	—	3,421
Segment gross profit	$—	$10,814

Less:
Salaries and payroll	64,998	63,000
Other segment items(1)	114,941	121,226
Segment net loss	$(179,939)	$(173,412)

Reconciliation of loss:
Other income (expense), net	(8,314)	(1,777)
Loss before income taxes	$(188,253)	$(175,189)

(1)Other segment items comprising segment net loss include depreciation and amortization expenses, professional fees, marketing expenses, occupancy expenses, travel expenses, research and development expenses, and certain overhead expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

As of June 30, 2025, an aggregate of 100,100,000 Founder’s Shares have been returned to the Company and cancelled, including 67,100,000 pursuant to a series of Share Exchange Agreements described below.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a Share Exchange Agreement with one of its Founders, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

During the six months ended June 30, 2025, the Company entered into Share Exchange Agreements with two of its Founders, Kao Lee and Abdikarim Farah, whereby it issued an aggregate of 4,210 shares of its Series A Preferred Stock in exchange for an aggregate of 42,100,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Accrued Payroll

During the six months ended June 30, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

As of June 30, 2025, the Company had aggregated $61,998 in related party accrued payroll, consisting solely of accrued payroll.

As of June 30, 2024, the Company had aggregated $215,150 in related party accrued payroll, consisting of $207,500 in accrued payroll and $7,650 in accrued employer taxes.

Amounts Due to Related Parties and Imputed Interest

As of June 30, 2025, the Company had outstanding amounts due to related parties aggregating $200,578 with stated interest rates between 0% and 10% per annum. For the six months ended June 30, 2025, the Company recorded imputed interest expense of $3,158 and accrued interest payable of $4,005 on notes with below‑market or no stated interest. The related parties have agreed to suspend stated maturity dates without penalty until the Company raises sufficient funds.

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

Amounts Due From Related Parties

During the six months ended June 30, 2025, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $69,900 to related parties for business expenditures paid on behalf of the Company. As of June 30, 2025, the receivable balance of $69,900 was reported as amounts due from related parties.

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of June 30, 2025	As of December 31, 2024

Advances to suppliers	$2,883,606	$—
Deductible VAT	32,536	—
Prepayments and other assets	$2,916,142	$—

Advances to suppliers of $2,883,606 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 12 – CONTINGENCY/LEGAL

As of June 30, 2025, no director, executive officer, or promoter has been involved in legal proceedings requiring disclosure under Item 103 of Regulation S‑K during the past ten years. From time to time, the Company may be subject to routine litigation incidental to its business. The Company is not a party to any pending legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

NOTE 13 – SUBSEQUENT EVENTS

On August 1, 2025, the Company’s common stock commenced trading on the OTCQB Venture Market under the ticker symbol “SCTH.”

On August 7, 2025, the Company engaged Craft Capital Management, LLC as its exclusive investment banking partner to support capital formation, uplisting efforts, and strategic mergers and acquisitions.

The Company evaluated subsequent events through the date these financial statements were issued and concluded that, other than the matters noted above, there were no additional events requiring recognition or disclosure.

[This Space Intentionally Left Blank]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of the business activities, financial position, and operating results of SecureTech Innovations, Inc. (“SecureTech” or the “Company”). This MD&A should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 31, 2025.

This discussion contains forward-looking statements that reflect our current plans, expectations, and assumptions. Actual results may differ materially from those described due to various risks and uncertainties. These statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are identified by words such as “anticipate,” “believe,” “expect,” “intend,” and similar expressions. You are cautioned not to place undue reliance on these statements, which speak only as of the date hereof.

In Management’s opinion, all necessary adjustments of a normal and recurring nature have been included to present fairly our financial condition and results of operations for the interim periods reported.

Business Overview

SecureTech Innovations, Inc. is a technology-driven company focused on advancing artificial intelligence, industrial 3D printing and additive manufacturing, blockchain-based security systems, and digital infrastructure solutions. Our portfolio includes:

•

AI UltraProd, acquired during the fiscal period ended June 30, 2025, which now serves as our primary business segment and represents a significant expansion into AI-driven 3D industrial manufacturing. This acquisition resulted in the recognition of $8,450,439 of goodwill (see Note 3 – Goodwill) on our June 30, 2025 consolidated balance sheet.

•

Piranha Blockchain, a startup with minimal current operations. However, we continue to explore strategic M&A initiatives to identify potential operating targets and capitalize on this business segment.

•

Top Kontrol, a legacy product line offering a patented autonomous anti-theft and anti-carjacking system. Top Kontrol is being restructured under Terra Nova Technologies, Inc. in preparation for a potential spin-off and listing on the OTCQB marketplace under its own ticker symbol.

AI UltraProd’s operating results are consolidated for the first time during the second quarter of 2025. Each of our business segments pursues independent commercial strategies, while SecureTech centrally manages finance, governance, SEC compliance, and M&A initiatives to support long-term shareholder value.

Corporate History

SecureTech was incorporated in the State of Wyoming on March 2, 2017, under the name SecureTech, Inc. On December 20, 2017, the Company amended its Articles of Incorporation to change its name to SecureTech Innovations, Inc.

SecureTech has established several wholly owned subsidiaries to support its strategic growth initiatives:

•

On November 19, 2021, and November 25, 2021, SecureTech formed Piranha Blockchain, Inc., a Wyoming corporation, and Piranha Blockchain, Ltd., an Anguilla-based international business company, respectively (collectively, “Piranha”).

•	On January 27, 2025, SecureTech incorporated two additional Wyoming-based subsidiaries: Terra Nova Technologies, Inc. and Top Kontrol, LLC.

•	On June 6, 2025, SecureTech formed AI UltraProd, Inc., also a Wyoming corporation.

On June 23, 2025, through its wholly owned subsidiary AI UltraProd, Inc., SecureTech acquired 100% of Aiultraprod Group Limited, a Hong Kong limited liability company. Aiultraprod Group Limited owns a 90% equity interest in Zhejiang Jizhu

Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (collectively, “AI UltraProd”).

Corporate Structure

The following diagram illustrates our corporate structure as of June 30, 2025:

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
AI UltraProd, Inc. (WY)
(100% Owned)
AI UltraProd
(US Sales, Marketing, and Manufacturing)
Future Spin-Off as independent company on NASDAQ
Aiultraprod Group Limited (Hong Kong)
(100% Owned)
AI UltraProd is revolutionizing manufacturing by harnessing breakthrough AI and cutting-edge industrial-grade 3D printing technology. Our fully integrated approach transforms the entire process—from concept and design to product manufacturing and product delivery—drastically reducing customer manufacturing times and costs while delivering a clear competitive edge.
Zhejiang Jizhu Technology Co., Ltd. (China)
(90.0% Owned)
AI UltraProd
(Manufacturing and China Parent Operations)
Jizhu Technology (Huzhou) Co., Ltd. (China)
(80.4% Owned)
AI UltraProd
(Regional Sales, Marketing, and Servicing)
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

Recent Events

Appointment of New President and Chief Executive Officer

Effective January 14, 2025, SecureTech appointed J. Scott Sitra as President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors. Mr. Sitra brings executive leadership and strategic guidance across SecureTech’s portfolio. Concurrently, Kao Lee, who previously served in those roles, transitioned to the newly created position of General Manager of Top Kontrol. Mr. Lee’s responsibilities now focus exclusively on advancing the development and commercialization of the Top Kontrol product line. Mr. Sitra will oversee SecureTech’s enterprise-level operations, business strategy, and execution.

Completion of Phase 1 of Share Reduction Program (55% Reduction in Common Shares)

On February 14, 2025, the Company completed Phase 1 of its strategic share reduction initiative by canceling 43,100,000 shares of common stock, reducing the number of issued and outstanding shares by approximately 55%. Management believes this reduction is a material enhancement to SecureTech’s capital structure and shareholder value. Phase 2 of the Share Reduction Program is anticipated to be completed within fiscal year 2025, with the goal of reducing the total number of issued and outstanding common shares to under 20 million.

RockerFunder, LLC Engagement

On April 1, 2025, SecureTech entered into a six-month consulting agreement with RockerFunder, LLC, a New York-based financial and marketing advisory firm. Under this engagement, RockerFunder will support the Company in strengthening investor relations, executing strategic growth initiatives, integrating blockchain-related innovations, and enhancing market visibility and positioning. The Company may consider extending or expanding this relationship depending on performance outcomes and future strategic needs

Completed Landmark Acquisition of Aiultraprod Group Limited and Subsidiaries

On June 23, 2025, through its wholly owned subsidiary AI UltraProd, Inc., SecureTech acquired 100% of the equity interests of Aiultraprod Group Limited, a Hong Kong limited liability company. As part of this acquisition, SecureTech also assumed indirect majority ownership in two operating subsidiaries, Zhejiang Jizhu Technology Co., Ltd. and Jizhu Technology (Huzhou) Co., Ltd., each a limited liability company organized under the laws of the People’s Republic of China.

Key highlights of this transaction include:

•	FY2024 Revenue (audited): US$2.9 million

•	Technology Differentiation: AI-powered industrial 3D printing systems that deliver scalable, high-precision manufacturing solutions.

•	Intellectual Property Portfolio: 24 issued patents, one pending patent, and 20 patent applications in progress.

•

Growth Strategy: SecureTech intends to pursue aggressive expansion of AI UltraProd operations, including a potential spin-off and uplisting to the NASDAQ Capital Market as a standalone public company, subject to applicable regulatory approvals and market conditions.

Uplisting to OTCQB Venture Market

On August 1, 2025, SecureTech’s common stock commenced trading on the OTCQB® Venture Market under the ticker symbol “SCTH”. The OTCQB is recognized by the SEC as an established public market and serves as the initial tier for early-stage and emerging growth companies within the OTC framework. Companies listed on the OTCQB must meet rigorous financial reporting standards, maintain current filings with the SEC or a U.S. banking regulator, and annually verify company information and management certification. SecureTech’s uplisting from the OTCID to OTCQB provides enhanced transparency, increased liquidity, and stronger visibility within the capital markets.

Craft Capital Management, LLC Engagement

On August 7, 2025, SecureTech engaged Craft Capital Management, LLC as its exclusive investment banking partner to support capital formation, uplisting to a national securities exchange, and strategic mergers and acquisitions. This partnership aims to strengthen SecureTech’s financial position and accelerate its growth initiatives following its recent acquisition of AI UltraProd. The collaboration is expected to enhance shareholder value and position SecureTech for scalable expansion in advanced technology sectors.

2025 Roadmap: Driving Innovation and Growth

Under the leadership of our newly appointed President and Chief Executive Officer, J. Scott Sitra, SecureTech is repositioning its strategic focus to support accelerated growth, operational efficiency, and long-term shareholder value. In 2025, the Company is executing on a defined set of core initiatives, each aimed at transforming its business platform and expanding its market presence.

The principal strategic objectives include:

•

Recapitalization Strategy: SecureTech intends to strengthen its capital structure through a combination of short-term bridge financing, intermediate funding instruments, and long-term capital solutions. These efforts are expected to improve liquidity and support the Company’s operational and strategic goals.

•

Aggressive M&A Pipeline: We continue to pursue targeted acquisition opportunities designed to enhance technological capabilities, expand our operating footprint, and create synergies across our business segments. Our M&A strategy is focused on complementary technologies and accretive growth.

•

Ongoing Share Reduction Program: Building on the initial phase of the share reduction initiative completed in February 2025, the Company aims to further reduce its total issued and outstanding common shares to under 20 million by the end of fiscal year 2025. Management believes this continued reduction will positively impact capital efficiency and investor value.

•

Market Listing Advancement: Following our successful uplisting to the OTCQB Venture Market in August 2025, SecureTech is actively preparing for an uplisting to either the NASDAQ Capital Market or the New York Stock Exchange. These efforts are intended to improve capital access, enhance institutional visibility, and expand our investor base.

•

Divestiture and Spin-Off of Top Kontrol: As part of our portfolio optimization strategy, SecureTech intends to spin off its Top Kontrol product line into a separately traded entity listed on the OTCQB Venture Market. Loyal shareholders will receive a special dividend as part of the spin-off transaction, subject to regulatory approval and market conditions.

•

Investor Awareness and Outreach Program: SecureTech will launch a comprehensive investor relations initiative to expand communication, raise brand awareness, and introduce the Company to a broader financial and investment audience. This effort will align messaging with strategic milestones and help support long-term market engagement.

AI UltraProd

AI UltraProd has innovated and deployed a next-generation industrial technology platform that integrates artificial intelligence with proprietary 3D printing systems to transform traditional manufacturing workflows. Its end-to-end solution spans conceptual design, production, and delivery management—dramatically reducing lead times and operational costs while enhancing precision and scalability.

As of June 30, 2025, AI UltraProd’s intellectual property portfolio includes 24 issued patents, one pending patent, and 20 additional patent applications in progress.

Business Model

AI UltraProd’s business model combines AI-powered design software with proprietary industrial 3D printing hardware—including the GR1, RF1, RC1, and RT1 printer series—and advanced materials such as ultra-high-performance concrete (UHPC), polymers, and metal powders. AI UltraProd generates revenue through four primary channels: (i) hardware sales, (ii) recurring consumables, (iii) printed parts contracts, and (iv) technical consulting and support services.

For the fiscal year ended December 31, 2024, AI UltraProd reported audited revenue of US$2.9 million with a gross margin of 36.5%. Management projects FY2025 revenue of approximately US$10 million, with a significant ramp expected in Q4 2025 as new production capacity is deployed.

Core Capabilities and Value Proposition

AI UltraProd’s offerings deliver measurable benefits across multiple industries:

•	On-Demand Manufacturing Services: Design-for-Additive-Manufacturing (DfAM) consulting, simulation, and rapid prototyping services that reduce lead times from weeks to days.

•	Construction Solutions: Robotic concrete printers, proprietary UHPC formulations, and AI-based generative design tools for smart, sustainable infrastructure.

•

Industrial Devices and Materials: Quad-laser metal printers (DLM-500P series), modular polymer printers, and a catalog of advanced metal powders and polymer resins with embedded AI monitoring and predictive maintenance capabilities.

Technology Differentiation

AI UltraProd’s competitive advantages include:

•	AI-Driven Efficiency: Proprietary workflows that enable up to 80% profit margins on select jobs with only 20% capital input.

•	Accelerated Time-to-Market: 3D printed shoe molds delivered in under 24 hours, compared to traditional 7–10 day cycles, reducing OEM launch timelines by up to 80%.

•	Sustainability Leadership: Patented UHPC mixes incorporating fly ash and steel slag waste, reducing carbon intensity and supporting LEED certification goals.

Commercial Applications

AI UltraProd’s technology has been deployed at scale by leading Asian manufacturers to produce athletic shoe sole molds for global brands including Nike, Adidas, Puma, Skechers, and Peak. Its AI-powered 3D printing systems are also being used in full-scale commercial construction projects, enabling the fabrication of buildings, bridges, and other infrastructure using UHPC, metal powders, and polymer resins.

Market Position and Competitive Landscape

AI UltraProd competes with ICON (construction), COBOD (3D construction printers), and Markforged (industrial polymers). Key differentiators include AI-generated parametric design, proprietary UHPC mixing capabilities, and quick-release build plates that enable up to 30% faster cycle times compared to peer technologies.

According to a 2024 report by IMARC report, the global 3D concrete printing market was valued at US$3.4 billion and is projected to reach US$315.4 billion by 2033, representing a compound annual growth rate (CAGR) of 57.1% from 2025 to 2033. Management believes this market expansion presents a significant growth opportunity for AI UltraProd.

For more information on AI UltraProd’s products and technologies, or to view demonstration videos, please visit www.aiultraprod.com.

Piranha Blockchain

SecureTech is advancing its commitment to digital security and decentralized infrastructure through its wholly owned subsidiaries operating under the Piranha Blockchain brand (“Piranha”). Piranha is focused on developing next-generation blockchain, Web3, and cybersecurity platforms that enable secure digital asset management, enhance online privacy, and protect users from emerging cyber threats.

•	Green Energy Data Centers: Development of secure, low-cost data centers powered by renewable energy, designed to support blockchain operations while minimizing environmental impact.

•

Advanced Cybersecurity Solutions: Deployment of proprietary cybersecurity hardware and software to protect client data, digital identities, and assets from theft, ransomware, and other malicious attacks.

•

Blockchain Infrastructure & Crypto Platforms: Creation of robust systems for cryptocurrency mining, digital asset storage, and trading exchanges, supporting the evolving needs of the blockchain ecosystem.

Revenue Model

Piranha intends to generate revenue through four primary channels:

•	Product Sales: One-time sales of cybersecurity hardware and software applications.

•	Subscription Services: Recurring revenue from cybersecurity subscriptions and hosting services.

•	Cryptocurrency Ventures: Mining operations, third-party rig hosting, and joint venture initiatives.

•	Transaction Fees: Fees from crypto exchanges, trading, and fiat conversions.

Growth Strategy

Piranha’s expansion strategy combines internal innovation with targeted acquisitions:

•	Internal Development: Investment in proprietary technologies and product innovation to drive organic growth.

•	Strategic Acquisitions: Identification and acquisition of synergistic businesses to accelerate market penetration and expand capabilities.

SecureTech’s recent partnership with RockerFunder, LLC, a New York-based financial and marketing consultancy, is expected to enhance Piranha’s investor relations, blockchain initiatives, and overall market positioning. This collaboration supports Piranha’s broader mission to become a leader in secure digital infrastructure and Web3 innovation.

For more information, visit piranhablockchain.com.

Top Kontrol Product Line

Top Kontrol® is a next-generation automotive security system engineered to prevent both passive theft and active carjacking—without requiring any action from the driver. Unlike conventional vehicle immobilizers, Top Kontrol is designed to protect occupants during real-time threats, making it the most advanced anti-theft and anti-carjacking solution available today.

Key Features and Benefits

Top Kontrol’s patented technology delivers comprehensive protection through:

✓	Anti-Theft Circuits: Actively prevent unauthorized vehicle access and operation.
✓	Idle Theft Prevention: Automatically stops theft even when keys are in the ignition and the engine is idling.
✓	Carjacking Defense: Detects and responds to carjacking attempts with both active and passive countermeasures.

✓	Non-Interference Design: Seamlessly integrates without disrupting OEM vehicle systems.
✓	Universal Compatibility: Works with most car and truck makes and models.
✓	Manual Engine Kill Switch: Enables manual engine shutdown for added control.
✓	Wireless Code Security: Blocks attempts to intercept or spoof wireless security signals.
✓	Battery-Independent Operation: Functions even when the vehicle’s battery is disabled.

Market Landscape and Competitive Advantage

In 2024, U.S. vehicle thefts surged to 850,708 incidents, marking a 105% increase since 2019. Top Kontrol competes with brands such as Viper, Clifford, and OEM-integrated immobilizers. Its key differentiator is automated anti-carjacking defense—a feature unmatched by competitors and increasingly vital in high-risk urban environments.

Corporate Strategy and Spin-Off Plans

SecureTech Innovations is currently restructuring Top Kontrol under its wholly owned subsidiary, Terra Nova Technologies, Inc., in preparation for a planned spin-off on the OTCQB Venture Market. This strategic move is designed to unlock shareholder value and position Top Kontrol as a leading independent provider of automotive safety technology.

Learn More

To explore Top Kontrol’s capabilities or view product demonstration videos, including real-world reenactments of carjacking scenarios, visit topkontrol.com or the Top Kontrol YouTube Channel.

Competition

SecureTech, through its subsidiaries AI UltraProd, Piranha Blockchain, and Top Kontrol, operates in highly competitive industries. Success depends on our ability to continuously develop innovative technologies and market them effectively. Our strategy centers on attracting a substantial customer base to support sustained profitability.

We face intense competition from established companies with significant financial resources, deep operating histories, and strong market presence. Their advantages in marketing, purchasing power, and negotiating leverage present ongoing challenges. Furthermore, emerging startups and lesser-known rivals continue to enter the space with disruptive solutions.

Despite the breadth and scale of our target markets offering room for successful competition, technological evolution remains rapid and unpredictable. To remain relevant and resilient, SecureTech prioritizes adaptability and continuous innovation across all its business segments.

Manufacturing

SecureTech’s manufacturing operations span multiple geographies.

AI UltraProd Products

AI UltraProd’s additive construction systems are assembled in Ningbo and Hangzhou, PRC, using a modular supply chain of local CNC, laser, and materials vendors. AI UltraProd maintains ISO 9001-certified quality processes and leases 128 m² of office space for its headquarters and 197 m² of production space in Zhejiang Province. AI UltraProd does not operate any long-term take-or-pay material contracts and sources metal powders from qualified domestic mills under annual framework agreements.

Top Kontrol Products

Top Kontrol is manufactured by US-based contract manufacturers, with the final assembly taking place at our Minnesota headquarters. We deliberately avoid long-term or exclusivity agreements to preserve flexibility in selecting partners and responding to market demands.

All Top Kontrol products are proudly labeled “Made in the USA.”

Government Regulation

SecureTech products meet all applicable regulatory requirements. We actively monitor changes in the regulatory landscape to ensure ongoing compliance.

AI UltraProd

Compliant with ISO 9001 and CE directives for exported equipment. Construction-grade UHPC is certified under PRC GB/T 50082‑2019 durability standards. Export classifications fall under U.S. BIS EAR99. No current products are subject to ITAR or EU dual‑use regulations, to the Company’s knowledge.

Piranha Blockchain

Actively monitors and aligns with SEC and CFTC digital asset regulations, FinCEN AML/KYC guidelines, and OFAC sanctions lists. Compliance personnel review protocol updates quarterly.

Top Kontrol

Certified by the Federal Communications Commission (FCC) with a Declaration of Conformity issued in March 2020.

Compliance with Environmental Laws

As of June 30, 2025, SecureTech has not incurred material expenses related to environmental compliance. We anticipate no such costs in the foreseeable future and remain in full compliance with existing environmental regulations.

Intellectual Property Rights and Proprietary Information

Innovation is a core pillar of SecureTech’s competitive strategy. We protect our technologies using a combination of patents, trademarks, trade secrets, and contractual safeguards, including nondisclosure agreements.

Notably, SecureTech holds a portfolio of issued and licensed patents, each with specific dates of issuance:

•SecureTech holds an exclusive license to U.S. Patent No. 8,436,721 — "Automobile Theft Protection and Disablement System" — issued on May 7, 2013 to Shongkawh, LLC, a related party controlled by co-founder Kao Lee. This license extends through the patent’s expiration on March 19, 2030.

•AI UltraProd holds 24 issued PRC patents, including CN219214112U for quick-release large-format build plates, with one patent pending and 20 additional applications in progress. It also owns twelve copyrighted software packages for generative design, slicing, simulation, and robotic control.

Patent Strategy

We actively pursue patent applications for novel product features, disclosing critical components to our patent counsel under confidentiality prior to public release. Patent applications may not always be granted or may exclude key claims.

Trademark Protection

SecureTech owns federally registered trademarks, including SECURETECH INNOVATIONS® and TOP KONTROL®. Trademark applications for PIRANHA BLOCKCHAIN and AI ULTRAPROD are currently pending with the U.S. Patent and Trademark Office (USPTO).

Confidentiality Agreements

All employees, consultants, and third-party vendors are bound by nondisclosure agreements, prohibiting the disclosure of confidential company information during and after their engagement.

Employees

As of June 30, 2025, SecureTech employed 23 individuals across all business units.

Property and Equipment

SecureTech’s principal executive offices are in leased office space located at 2355 Highway 36 West, Suite 400, Roseville, MN 55113.

AI UltraProd leases executive office space in Hong Kong and operates production facilities from leased industrial premises in Zhejiang Province, PRC.

SecureTech does not own or lease any other property or equipment.

Available Information

Our SEC filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Proxy Statements, are available free of charge at securetechinnovations.com and through the SEC’s website at sec.gov. These documents are posted promptly after electronic filing or furnishing.

Note: The contents of SecureTech’s website are not incorporated by reference into this report.

Third-Party Information

This report incorporates market data and industry insights from a variety of reputable sources, including independent analysts and market research firms. Management supplements this information with internal estimates and analysis.

While we consider these sources reliable, we have not independently verified the underlying methodologies or assumptions. As such, all projections and estimates carry inherent uncertainties that may materially impact actual outcomes.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended June 30, 2025, and 2024.

	Three months ended June 30,
	2025	2024
Sales	$-	$1,350
Cost of goods sold	-	(341)
Gross profit	-	1,009
Operating expenses	(89,004)	(93,730)
Loss from operations	(89,004)	(92,721)
Other income (expense)	(4,884)	(987)
Net loss	$(93,888)	$(93,708)

Sales

Sales for the three months ended June 30, 2025, totaled $-0-, compared to $1,350 for the same period in 2024, representing a decrease of ($1,350), or a (100.0%) decrease compared to the previous fiscal period. The decline in sales was due to Management's efforts to secure new financing sources and redirect the company’s overall strategic focus. All sales during the 2024 period were generated by the Top Kontrol product line.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the three months ended June 30, 2025, was $-0-, compared to $341 for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 25.3% during the three months ended June 30, 2024.

Gross Profit

Gross profit for the three months ended June 30, 2025, was $-0-, compared to $1,009 for the same period of 2024. Our gross profit margin was 74.7% during the three months ended June 30, 2024.

Operating Expenses

	Three Months Ended June 30,
	2025	2024
Operating expenses:
General and administrative	$86,858	$93,730
Research and development	2,146	-
Operating expenses	$89,004	$93,730

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $89,004 during the three months ended June 30, 2025, compared to $93,730 for the same period of 2024, representing a decrease in operating expenses of ($4,726), or (5.0%), from the three months ended June 30, 2024.

Loss From Operations

As a result of the foregoing, our loss from operations was ($89,004) during the three months ended June 30, 2025, compared with ($93,730) for the same period of 2024. This ($4,726), or (5.0%), decrease in our loss from operations was primarily attributable to a lack of any sales efforts and related expenses during the fiscal period ended June 30, 2025.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the three months that ended June 30, 2025, we incurred ($4,884) in other expenses, compared to ($987) in other income for the same period of 2024.

Net Loss

The result was that our net loss was ($93,888) during the three months ended June 30, 2025, compared with ($93,708) for the same period of 2024. This $180, or 0.2%, increase in our loss from operations was primarily attributable to a lack of any sales during the fiscal period ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024
Sales	$-	$14,235
Cost of goods sold	-	(3,421)
Gross profit	-	10,814
Operating expenses	(179,939)	(184,226)
Loss from operations	(179,939)	(173,412)
Other income (expense)	(8,314)	(1,777)
Net loss	$(188,253)	$(175,189)

Sales

Sales for the six months ended June 30, 2025, were $-0-, compared to $14,235 for the same period of 2024, representing a decrease of ($14,235), or a (100.0%) decrease compared to the previous fiscal period. All sales were attributable to Top Kontrol. The decline in sales was due to Management's efforts to secure new financing sources and redirect the company’s overall strategic focus. All sales during the 2024 period were generated by the Top Kontrol product line.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchasing components and circuitry from various vendors and then utilizing third-party contract manufacturing facilities to produce our products, with final assembly conducted at our Minnesota headquarters. Cost of goods sold for the six months ended June 30, 2025, was $-0-, compared to $3,421 for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 24.0% during the six months ended June 30, 2024.

Gross Profit

Our gross profit for the six months ended June 30, 2025, was $-0-, compared to $10,814 for the same period in 2024. Our gross profit margin was 76.0% during the six months ended June 30, 2024.

Operating Expenses

	Six Months Ended June 30,
	2025	2024
Operating expenses:
General and administrative	$177,793	$184,226
Research and development	2,146	-
Operating expenses	$179,939	$184,226

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $179,939 during the six months ended June 30, 2025, compared to $184,226 for the same period of 2024, representing a decrease in operating expenses of ($4,287), or (2.3%), from the six months ended June 30, 2024.

Loss From Operations

As a result of the foregoing, our loss from operations was ($179,939) during the six months ended June 30, 2025, compared with ($173,412) for the same period of 2024. This $6,527, or 3.8%, increase in our loss from operations was primarily attributable to a lack of any sales efforts and related expenses during the fiscal period ended June 30, 2025.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, cashback rewards generated from a bank credit card, and finance charges incurred on carried outstanding balances on our bank credit card. During the six months that ended June 30, 2025, we incurred ($8,314) in other expenses, compared to ($1,777) in other income for the same period of 2024.

Net Loss

The result was that our net loss was ($188,253) during the six months ended June 30, 2025, compared with ($175,189) for the same period of 2024. This $13,064, or 7.5%, increase in our net loss was primarily attributable to a lack of any sales efforts and related expenses during the fiscal period ended June 30, 2025.

Total Stockholders’ Equity

Our stockholders’ equity was $9,920,506 as of June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $373,837 and working capital of approximately $1.75 million, calculated as current assets of $5.58 million less current liabilities of $3.83 million. Current assets consisted primarily of $1.26 million in inventories, $2.92 million in prepayments and other current assets, and $69,900 in amounts due from related parties. Current liabilities consisted primarily of $862,919 in accounts payable, $2.17 million in short‑term borrowings, $26,372 in notes payable, $200,578 in amounts due to related parties, and $357,123 in contract liabilities.

The increase in both current assets and current liabilities compared to December 31, 2024, principally reflects the consolidation of AI UltraProd at the acquisition date and the expansion of our operating scope.

Cash Flows

For the six months ended June 30, 2025:

•

Operating activities used $124,329 of cash, driven by our net loss of $188,253, adjusted for non‑cash items (including $505 of depreciation and $2,943 of imputed interest) and working capital changes such as a $61,998 increase in accrued payroll and timing differences in payables and other liabilities.

•	Investing activities provided $363,521 of cash, consisting of $364,311 of cash acquired in the AI UltraProd acquisition, partially offset by $790 of capital expenditures.

•	Financing activities provided $134,645 of cash, primarily from $5,000 in common stock issuances for cash, $26,372 in new notes payable, and $103,273 in net advances from related parties.

Liquidity Outlook

We expect our primary liquidity needs over the next 12 months to include:

(i)funding operating losses as AI UltraProd’s revenues ramp and we invest in growth;

(ii)financing working capital, including the conversion of advances to suppliers into inventory and fulfillment of contract liabilities;

(iii)servicing short‑term borrowings and related‑party notes; and

(iv)funding general corporate expenses, public company compliance, and integration costs.

Based on our current cash on hand, expected operating cash flows, and access to external financing, we believe we will require additional capital to fund our plan of operations. We are actively evaluating equity and debt financing alternatives, strategic partnerships, and other capital sources to support operations and growth initiatives. There can be no assurance that additional financing will be available on acceptable terms, or at all. Absent sufficient additional capital and/or a timely increase in revenues and gross profit, we may be required to curtail or delay certain activities, which could materially affect our business, results of operations, and financial condition.

As discussed in Note 2 to our consolidated financial statements, our recurring losses from operations and limited operating cash flows raise substantial doubt about our ability to continue as a going concern. Management’s plans to alleviate this doubt include pursuing capital raises, executing on our sales pipeline (including the conversion of advances to suppliers into revenue‑generating inventory), and continuing disciplined cost management. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any off‑balance sheet arrangements. We lease office and production facilities in the United States, Hong Kong, and the PRC. We intend to evaluate and, if required, recognize lease liabilities and right‑of‑use assets under ASC 842 to the extent not already reflected. We had no material capital expenditure commitments as of June 30, 2025, and we are not party to any long‑term take‑or‑pay contracts. Our short‑term borrowings and related‑party notes are expected to be refinanced, restructured, or repaid using a combination of operating cash flows and new financing.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2025 and December 31, 2024, SecureTech had no cash equivalents.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements,” and ASC 825, Financial Instruments, require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. SecureTech excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because SecureTech recorded a loss for the six months ended June 30, 2025.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers.

Revenue is recognized when control of promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Consideration may be received before or after revenue is recognized; amounts received in advance are recorded as contract liabilities.

Revenue Recognition; ASC 606 Five-Step Model

Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to performance obligations; and (5) recognize revenue as, or when, control of each performance obligation is transferred.

For services transferred over time, revenue is recognized based on progress toward satisfaction of the performance obligation. For performance obligations satisfied at a point in time, revenue is recognized when control passes to the customer.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of June 30, 2025, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

•	SecureTech could not maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function;

•	SecureTech lacks sufficient resources to perform the internal audit function and does not have an Audit Committee; and

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert for SecureTech. The Board of Directors is comprised of two (2) members, both of whom also serve as executive officers. As a result, there is a lack of independent oversight of the management team, a lack of independent review of our operating and financial results, and a lack of independent review of disclosures made by SecureTech.

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of June 30, 2025.

Management believes that in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018

3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
3.4	Certificate of Designation of Series A Preferred Stock		8-K		3.4	6/2/2023
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
10.2	Amendment No. 1 to Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 13, 2024		10-Q		10.2	5/15/24
10.3	Acquisition and Stock Purchase Agreement dated June 23, 2025		8-K		10.3	6/24/25
10.4	Incubation Operating Agreement dated June 23, 2025		8-K		10.4	6/24/25
10.5	Amendment No. 1 (dated July 14, 2025) to the Incubation Operating Agreement (dated June 23, 2025)		8-K		10.5	7/16/25
14.1	Code of Ethics adopted May 12, 2022		8-K		14.1	5/16/2022
31.1	Certification of J. Scott Sitra, Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a)	X
31.2	Certification of Anthony Vang, Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a)	X
32.1	Certification of J. Scott Sitra, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

[Signatures on Following Page]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURETECH INNOVATIONS, INC.

Dated: August 19, 2025	By:	/s/ J. Scott Sitra
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 19, 2025	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director