Form 10-Q
period 2025-09-30
Securetech Innovations, Inc.
filed 2025-11-20
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 19, 2025, was 31,370,414.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS7

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)8

CONSOLIDATED STATEMENTS OF CASH FLOWS10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations26

Item 3. Quantitative and Qualitative Disclosures About Market Risk41

Item 4. Controls and Procedures41

PART II – OTHER INFORMATION

Item 1. Legal Proceedings42

Item 1A. Risk Factors42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds42

Item 3. Default Upon Senior Securities43

Item 4. Mine Safety Disclosures43

Item 5. Other Information43

Item 6. Exhibits43

SIGNATURES45

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	September 30, 2025 (unaudited)	December 31, 2024 (audited)
Current assets:
Cash and equivalents		$394,370	—
Accounts receivable, net	5	1,864,333	—
Amounts due from related parties	10	106,703	—
Inventories	4	1,505,782	—
Prepayments and other current assets	11	2,415,450	1,114
Total current assets		$6,286,638	$1,114

Non-current assets:
Equipment, net	1	$399,681	$2,503
Operating lease right-of-use, net		311,384	—
Goodwill	3	8,450,439	—
Total non-current assets		$9,161,504	$2,503

Total assets:		$15,448,142	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	September 30, 2025 (unaudited)	December 31, 2024 (audited)
Current liabilities:
Accounts payable		$1,112,702	14,205
Accounts payable, related parties		46,598	50,978
Contract liabilities	6	87,996	—
Notes payable		27,124	—
Notes payable, related parties		188,914	39,611
Convertible debt, net	14	38,955	—
Derivative liability	14	84,326	—
Operating lease liabilities, current portion		98,894
Short-term borrowings	7	2,452,592	—
Accrued expenses and other current liabilities		150,422	338,865
Total current liabilities		$4,288,523	$443,659

Non-current liabilities:
Operating lease liabilities, net of current portion		$198,816	$—
Total non-current liabilities		$198,816	$—

Total liabilities:		$4,487,339	$443,659

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 17,895 and 13,400 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,311,829 and 78,086,881 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		35,312	78,087
Contingent consideration	8	1,652,910	—
Additional paid in capital		10,125,703	1,196,426
Accumulated deficit		(1,411,822)	(1,714,568)
Accumulated other comprehensive loss		23,705	—

Total equity attributable to:
SecureTech shareholders		$10,425,826
Non-controlling interests		534,977	—
Total stockholders’ equity (deficit)		$10,960,803	$(440,042)

Total liabilities and stockholders’ equity		$15,448,142	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended September 30,			For the nine months ended September 30,
	2025		2024	2025		2024

Revenues:
Sales	$3,736,527		$1,350	$3,736,527		$14,235
Cost of goods sold	2,731,078		341	2,731,078		3,421
Gross profit	1,005,449		1,009	1,005,449		10,814

Operating expenses:
General and administrative	$328,638		$93,730	$506,431		$265,868
Selling and marketing expenses	18,956		—	18,956		—
Research and development	83,528		—	85,674		—
Total operating expenses	431,122		93,730	611,061		265,868

Profit (Loss) from operations	574,327		(92,721)	394,388		(255,054)

Other expenses	$(31,274)		(987)	$(39,588)		$(3,838)

Net profit (loss) before allocation to non-controlling interests	$543,053		$(93,708)	$354,800		$(258,892)

Less: Net profit attributable to non-controlling interests	52,054		—	52,054		—

Net profit (loss) attributable to SecureTech shareholders	$490,999		$(93,708)	$302,746		$(258,892)

Earnings (loss) per share:
Basic	$0.01		$(0.00)*	$0.01		$(0.00)*
Diluted	$0.00	*	$(0.00)*	$0.00	*	$(0.00)*

Weighted average common shares outstanding:
Basic	35,311,829		78,076,881	42,398,398		78,170,883
Diluted	214,336,013		78,076,881	221,422,582		78,170,883

* Less than US$0.005

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2024 (audited)	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	($440,042)	—	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	—	322,448	—	322,448
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	—	5,000	—	5,000
Issuance of preferred shares for AI UltraProd	185	—	—	—	8,565,500	1,652,910	—	—	10,218,410	485,198	10,703,608
Share exchange	100	1	(1,000,000)	(1,000)	999	—	—	—	—	—	—
Share exchange, related parties	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—	—
Acquisition of non- controlling interest					(11,593)				(11,593)	(2,275)	(13,868)
Foreign currency translation adjustments	—	—	—	—	—	—	—	23,705	23,705	—	23,705
Imputed interest	—	—	—	—	5,152	—	—	—	5,152	—	5,152
Net profit	—	—	—	—	—	—	302,746	—	302,746	52,054	354,800
Balance as of September 30, 2025 (unaudited)	17,895	$18	35,311,829	$35,312	$10,125,703	$1,652,910	($1,411,822)	$23,705	$10,425,826	$534,977	$10,960,803

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023 (audited)	3,200	$3	79,862,655	$79,863	$1,076,391	($1,305,128)	$(148,871)
Share exchange, related parties	200	—	(1,795,774)	(1,796)	1,796	—	—
Issuance of common shares for cash	—	—	10,000	10	9,990	—	10,000
Imputed interest	—	—	—	—	1,063	—	1,063
Net loss	—	—	—	—	—	(258,892)	(258,892)
Balance as of September 30, 2024 (unaudited)	3,400	$3	78,076,881	$78,077	$1,089,240	($1,564,020)	($396,700)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net profit (loss)	$354,800	$(258,892)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	18,395	737
Imputed and amortized interest	9,233	1,063
Amortization of operating lease right-of-use assets	20,739	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(899,194)	—
(Increase) decrease in inventories	(249,785)	3,422
Increase in amounts due from related parties	(36,803)	—
Increase (decrease) in prepayments and other current assets	501,806	(26)
Increase in accounts payable	250,205	3,308
(Decrease) increase in accounts payable, related parties	(4,380)	45,978
Decrease in contract liabilities	(269,127)	—
Decrease in other payables, related party	(98,472)	—
Decrease in operating lease liabilities	(34,413)	—
(Decrease) increase in accrued expenses and other current liabilities	75,940	158,812

Net cash used in operating activities	(361,056)	(45,598)

Cash flows from investing activities:
Acquisition of equipment	$(211,154)	$—
Cash acquired from the acquisition of AI UltraProd	364,311	—
Net cash provided by investing activities	$153,157	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$10,000
Proceeds from notes payable	167,000	29,611
Proceeds from short-term borrowings	1,054,666	—
Payments on short-term borrowings	(767,302)	—
Proceeds from convertible debt	119,200	—
Net cash provided by financing activities	$578,564	$39,611

Net increase (decrease) in cash	370,665	(5,987)

Cash – beginning of period	—	5,987

Effects of exchange rate changes on cash	23,705	—

Cash – end of period	$394,370	$—

Cash paid for income taxes	$—	$—

Cash paid for interest	$25,577	$3,061

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares as consideration for the acquisition of AI UltraProd	$8,565,500	$—
Recognition of contingent consideration related to the acquisition of AI UltraProd	$1,652,910	$—
Assets acquired and liabilities assumed in the acquisition of AI UltraProd:
Increase in cash and equivalents	$364,311	$—
Increase in accounts receivable, net	965,139	—
Increase in amounts due from related parties	69,900	—
Increase in inventories	1,255,997	—
Increase in prepayments and other current assets	2,916,142	—
Increase in equipment, net	204,419	—
Increase in goodwill	8,450,439	—
Total assets acquired	$14,226,347	$—

Accounts payable assumed	848,292	—
Contract liabilities assumed	357,123	—
Short-term borrowings assumed	2,165,228	—
Accrued expenses and other current liabilities assumed	98,472	—
Amounts due to related parties assumed	53,624	—
Total liabilities assumed	$3,522,739	—

Non-controlling interests	$485,198	—

Net assets acquired	$10,218,410	—

Non-cash investing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$332,123	$—

Non-cash financing activities:
Issuance of shares for accrued payroll	$322,448	$—
Exchange of common shares for preferred shares	$1,000	—
Exchange of common shares for preferred shares, related party	$42,100	$1,796

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Unaudited Financial Information

The Company's unaudited condensed financial statements have been prepared per accounting principles generally accepted in the United States (“GAAP”) for financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The balance sheet as of December 31, 2024, has been derived from audited financial statements.

Operating results for the nine months ended September 30, 2025, are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 2025.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended September 30, 2025.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents.

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

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts, and records a net gain or loss on debt extinguishment.

Convertible Debt With Variable Conversion Options

The Company has issued a convertible note which contains variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of the Company’s common stock, par value $0.001 per share, at a fixed discount to the price of the common stock at or around the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the put premium as interest expense.

Equipment and Depreciation

Equipment is recorded at cost and is depreciated using the straight-line method over its estimated useful life in years as follows:

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

Depreciation expenses totaled $18,395 and $737 for the nine months ended September 30, 2025 and 2024, respectively. Cumulative depreciation for each asset class is as follows:

	As of September 30, 2025	As of December 31, 2024

Machinery equipment	$342,101	$—
Computer, software, and equipment	81,017	4,916
Furniture, fixtures, and equipment	94,555	—
Equipment	$517,673	$4,916
Less: Accumulated depreciation	(117,992)	(2,413)
Equipment, net	$399,681	$2,503

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

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of September 30, 2025:

Subsidiary (Entity Name)	Jurisdiction	SecureTech Ownership	Principal Activity

AI UltraProd, Inc.	Wyoming	100.0%	US holding company for AI 3D printing and additive manufacturing assets
Aiultraprod Group Limited	Hong Kong	100.0%	IP holding & Asia-Pacific sales hub
Zhejiang Jizhu Technology Company Limited	PRC	90.0% (indirect)	R&D, 3D printing, robotics manufacturing, and materials
Jizhu Technology (Huzhou) Company Limited	PRC	89.3% (indirect)	Scientific research and technical services
Piranha Blockchain, Inc.	Wyoming	100.0%	Cybersecurity & blockchain platforms
Piranha Blockchain, Ltd.	Anguilla	100.0%	International digital-asset services
Terra Nova Technologies, Inc.	Wyoming	100.0%	Top Kontrol brand holding entity
Top Kontrol, LLC	Wyoming	100.0%	Anti-theft/anti-carjacking systems

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

Subsequently, on July 14, 2025, Jizhu PRC acquired an additional 8.9% interest in Jizhu Huzhou from a minority shareholder in exchange for a one-time cash payment of 100,000 RMB (~US$14,030).

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

The following exchange rates are used for translation:

	For the nine months ended September 30, 2025
Currency Exchange	Period End	Average Rate

USD to RMB	7.1190	7.2201
USD to HKD	7.7809	7.8015

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In October 2023, the FASB issued Accounting Standards Updates (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its combined financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, on a retrospective basis, and early adoption is permitted. The adoption did not have material impact on the Company’s combined financial statement.

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company does not believe the adoption of ASU 2024-02 will have a material impact on its combined financial statements and disclosures.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will apply the guidance in ASU 2023-09 for annual periods beginning after December 15, 2024, and will enhance its income tax disclosures in accordance with the requirements. The adoption will be applied prospectively and is not anticipated to have a material impact on the Company’s combined financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its combined financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the combined financial statements.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the combined balance sheets, statements of operations and cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has experienced negative cash flows from operations. As of September 30, 2025, however, the Company reported net income attributable to shareholders of $302,746 for the nine‑month period and positive gross profit of $1,005,449. Cash and cash equivalents totaled $394,370 at quarter‑end, compared to no cash balances at December 31, 2024.

Despite these improvements, the Company’s ability to continue as a going concern is dependent upon successfully executing its growth strategy, maintaining profitability, and securing additional financing to fund working capital requirements and strategic initiatives. Current liabilities of $4,288,523 exceed cash on hand, and management anticipates the need for bridge financing, longer‑term debt facilities, and/or equity issuances to support operations, planned uplisting to a national exchange, and the spin‑off of Top Kontrol.

These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management is actively pursuing financing arrangements and implementing cost controls to mitigate these uncertainties. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of September 30, 2025, the Company’s goodwill balance was $8,450,439, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

The goodwill is attributable primarily to the expected synergies from integrating AI UltraProd’s proprietary technologies, assembled workforce, and established market presence with the Company’s existing operations.

In accordance with ASC 350, goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. As of September 30, 2025, no impairment indicators were identified. The Company expects to perform its next annual goodwill impairment assessment as of December 31, 2025.

NOTE 4 – INVENTORIES, NET

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
Inventories:
Raw materials and work-in-progress	$107,057	$—
Finished goods	1,398,725	—
Gross inventories	1,505,782	—
Inventory valuation reserves	—	—
Inventories, net	$1,505,782	$—

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of September 30, 2025	As of December 31, 2024

Accounts receivable	$1,864,333	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$1,864,333	$—

NOTE 6 – CONTRACT LIABILITIES

The Company’s contract liabilities primarily relate to unsatisfied performance obligations when payment has been received from customers before the Company’s products or services are delivered. Contract liabilities amounted to $87,996 and $-0- as of September 30, 2025 and December 31, 2024, respectively.

Contract liabilities consist of the following:

	As of September 30, 2025	As of December 31, 2024

Contract liabilities	$87,996	$-

NOTE 7 – SHORT-TERM BORROWINGS

As of September 30, 2025, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 17,460,000 (equivalent to US$2,452,592) from banks in the PRC, with interest rates ranging from 3.15% to 6.53% per annum. Interest payments are due quarterly.

Short-term borrowings are as follows:

	As of September 30, 2025	As of December 31, 2024

Unsecured short-term borrowings from PRC banks	$2,452,592	$—
Total short-term borrowings, net	$2,452,592	$—

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

Series A Preferred Stock Issuances

During the nine months ended September 30, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock pursuant to four Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

The Company also issued 185 shares of its Series A Preferred Stock in conjunction with its acquisition of 100% of Aiultraprod Group Limited. These shares were valued at US$8,565,500, which equates to a per-share value of US$46,300.

As of September 30, 2025, the Company had one class of preferred stock, Series A Preferred Stock, and 17,895 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Issuances for Settlement of Accrued Payroll

During the nine months ended September 30, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

Share Exchange and Cancellations

During the nine months ended September 30, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock in exchange for an aggregate of 43,100,000 shares of its common stock pursuant to Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

As of September 30, 2025, the Company had 35,311,829 shares of common stock issued and outstanding.

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

	For the Nine Months Ended September 30,
	2025	2024

Revenue from external customers	$3,736,527	$14,235

Reconciliation of revenue:
Less: Cost of goods sold	2,731,078	3,421
Segment gross profit	$1,005,449	$10,814

Less:
Salaries and payroll	73,576	63,000
Other segment items(1)	537,485	202,868
Segment net profit (loss)	$394,388	$(255,054)

Reconciliation of loss:
Other expense, net	(39,588)	(3,838)
Net profit (loss) before income taxes	$354,800	$(258,892)

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

As of September 30, 2025, an aggregate of 100,100,000 Founder’s Shares have been returned to the Company and cancelled, including 67,100,000 pursuant to a series of Share Exchange Agreements described below.

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, the Company entered into a Share Exchange Agreement with one of its Founders, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock.

During the nine months ended September 30, 2025, the Company entered into Share Exchange Agreements with two of its Founders, Kao Lee and Abdikarim Farah, whereby it issued an aggregate of 4,210 shares of its Series A Preferred Stock in exchange for an aggregate of 42,100,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Accrued Payroll

During the nine months ended September 30, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

As of September 30, 2025, the Company had aggregated $70,331 in related party accrued payroll, consisting solely of accrued payroll.

As of September 30, 2024, the Company had aggregated $215,150 in related party accrued payroll, consisting of $207,500 in accrued payroll and $7,650 in accrued employer taxes.

Amounts Due to Related Parties and Imputed Interest

As of September 30, 2025, the Company had outstanding amounts due to related parties aggregating $188,914 with stated interest rates between 0% and 10% per annum. For the nine months ended September 30, 2025, the Company recorded imputed interest expense of $5,152 and accrued interest payable of $7,303 on notes with below‑market or no stated interest. The related parties have agreed to suspend stated maturity dates without penalty until the Company raises sufficient funds.

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

Amounts Due From Related Parties

During the nine months ended September 30, 2025, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $69,900 to related parties for business expenditures paid on behalf of the Company. As of September 30, 2025, the receivable balance of $69,900 was reported as amounts due from related parties.

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of September 30, 2025	As of December 31, 2024

Advances to suppliers	$2,394,639	$—
Deductible VAT	19,697	—
Deposits	1,114	—
Prepayments and other assets	$2,415,450	$—

Advances to suppliers of $2,394,639 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares canceled during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed conversion of all outstanding convertible securities. Diluted earnings (loss) per share were the same as basic net income (loss) per share for the three and nine months ended September 30, 2024, as shares issuable upon the conversion of the then-outstanding convertible securities were anti-dilutive as a result of the net loss incurred for those periods.

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024

Numerator:
Net income (loss)	$490,999		$(93,708)		$302,746		$(258,892)

Denominator:
Basic – weighted average shares outstanding	35,311,829		78,076,881		42,398,398		78,170,883
Effect of dilutive securities:
Convertible note	74,184		—		74,184		—
Series A preferred shares	178,950,000		—		178,950,000		—
Diluted – weighted average shares outstanding	214,336,013		78,076,881		221,422,582		78,170,883

Earnings (loss) per share:
: Basic	$0.01		$(0.00	)*	$0.01		$(0.00	)*
Diluted	$0.00	*	$(0.00	)*	$0.00	*	$(0.00	)*

* Less than US$0.005

NOTE 14 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

On September 18, 2025, the Company issued a $150,000 convertible promissory note to CFI Capital LLC bearing interest at 6% per annum and maturing on September 18, 2026. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date. The variable conversion feature, which results in a variable number of shares upon settlement, represents an embedded derivative that is not clearly and closely related to the host debt instrument. In accordance with ASC 815, Derivatives and Hedging, this embedded derivative was required to be bifurcated and accounted for separately at fair value.

The total gross proceeds from the note were $150,000. However, the Company received net cash proceeds of $119,200, after deductions of $5,000 legal fee of the buyer, $10,800 of the placement agent commission, and $13,500 of original issue discount.

The Company allocated the net proceeds between the host convertible note and the embedded derivative liability based on their relative fair values. The fair value of the embedded derivative was estimated at $84,326 based on management’s estimates and assumptions. The remaining proceeds of $34,874 were allocated to the host convertible note and are being accreted to the face value of $150,000 using the effective interest method over the note's term.

As of September 30, 2025, the carrying amount of the convertible note is $38,955, and the derivative liability is $84,326.

Repayment Contingency

If the Company elects to repay the convertible note in cash prior to the date the conversion feature becomes exercisable (six months after the issuance date), the embedded derivative would expire unexercised. In such an event, the derivative liability would be derecognized, and the note would be settled at its principal amount plus any accrued interest through the repayment date. No further remeasurement or fair value adjustments would be required after settlement.

NOTE 15 – CONTINGENCY/LEGAL

As of September 30, 2025, no director, executive officer, or promoter has been involved in legal proceedings requiring disclosure under Item 103 of Regulation S‑K during the past ten years. From time to time, the Company may be subject to routine litigation incidental to its business. The Company is not a party to any pending legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up to November 21, 2025 that the unaudited condensed consolidated financial statements were available to be issued.

Share Exchange and Cancellations

On November 11, 2025, the Company entered into Share Exchange Agreements two unrelated shareholders whereby it issued an aggregate of 400 shares of its Series A Preferred Stock in exchange for an aggregate of 4,000,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Share Issuances

On November 5, 2025, the Company issued an aggregate of 56,413 shares of its common stock, $0.001 par value, to two independent consultants. These shares were valued at an aggregate of $224,048.75, or approximately $3.97 per share.

As of November 19, 2025, the Company had 31,370,414 shares of its common stock issued and outstanding and 18,095 shares of its Series A Preferred Stock issued and outstanding.

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

In Management’s opinion, all necessary adjustments of a normal and recurring nature have been included to present fairly our financial condition and results of operations for the nine-month periods reported.

Business Overview

SecureTech Innovations, Inc. is a technology-driven company focused on advancing artificial intelligence, industrial 3D printing and additive manufacturing, blockchain-based security systems, and digital infrastructure solutions. Our portfolio includes:

•

AI UltraProd, acquired during the fiscal period ended June 30, 2025, which now serves as our primary business segment and represents a significant expansion into AI-driven 3D industrial manufacturing. This acquisition resulted in the recognition of $8,450,439 of goodwill (see Note 3 – Goodwill) on our September 30, 2025 consolidated balance sheet.

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

AI UltraProd’s operating results were first consolidated in our financial statements beginning on June 23, 2025, the date we completed the acquisition. As a result, the quarter ended June 30, 2025 included only a few days of AI UltraProd’s post‑acquisition activity. The quarter ended September 30, 2025 is therefore the first full fiscal quarter that reflects AI UltraProd’s results for the entire period.

Our business segments continue to pursue distinct commercial strategies. SecureTech provides centralized oversight of finance, governance, SEC compliance, and merger‑and‑acquisition activities, with the objective of enhancing long‑term shareholder value.

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

Corporate Structure

The following diagram illustrates our corporate structure as of September 30, 2025:

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
(89.3% Owned)
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

Uplisting to OTCQB Venture Market

On August 1, 2025, SecureTech’s common stock commenced trading on the OTCQB® Venture Market under the ticker symbol “SCTH”. The OTCQB is recognized by the SEC as an established public market and serves as the initial tier for early-stage and emerging growth companies within the OTC framework. Companies listed on the OTCQB must meet rigorous financial reporting standards, maintain current filings with the SEC or a U.S. banking regulator, and annually verify company information and management certification. SecureTech’s uplist from the OTCID to OTCQB provides enhanced transparency, increased liquidity, and stronger visibility within the capital markets.

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

Engagement of Ajene Watson, LLC

On October 6, 2025, SecureTech engaged Ajene Watson, LLC (“AWLLC”), a business management and financial services consultancy specializing in development-stage and microcap companies. The nine-month engagement is designed to:

•	Establish a Bitcoin and Ethereum treasury management strategy;

•	Facilitate introductions to potential strategic partners and distribution channels to support AI UltraProd’s planned 2026 entry into the U.S. market; and

•	Enhance investor communications and disclosure practices to align with SEC expectations and improve transparency.

AWLLC will also advise management on capital markets positioning and best practices for microcap issuers.

Engagement of Public Yield Capital

On October 21, 2025, SecureTech engaged Public Yield Capital, a firm specializing in investor outreach and capital markets engagement for emerging growth companies. Public Yield Capital focuses on equity crowdfunding channels such as Regulation A+, Regulation CF, and Regulation D, and combines investment marketing, investor relations, and scalable engagement tools. Under this engagement, Public Yield Capital will:

•	Develop and manage a compliant investor awareness and communications program;

•	Expand SecureTech’s visibility among retail and institutional investors;

•	Support efforts to increase market liquidity and broaden the shareholder base; and

•	Enhance overall investor relations strategy in alignment with SEC and FINRA guidelines.

This engagement is intended to strengthen SecureTech’s capital markets presence and support future fundraising initiatives.

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

As of September 30, 2025, AI UltraProd’s intellectual property portfolio includes 24 issued patents, one pending patent, and 20 additional patent applications in progress.

Business Model

AI UltraProd’s business model combines AI-powered design software with proprietary industrial 3D printing hardware—including the GR1, RF1, RC1, and RT1 printer series—and advanced materials such as ultra-high-performance concrete (UHPC), polymers, and metal powders. AI UltraProd generates revenue through five primary channels: (i) hardware sales, (ii) recurring robotic consumables, (iii) innovative AI-focused algorithms and services to AI-focused large data centers, (iv) printed parts contracts, and (v) technical consulting and support services.

For the fiscal year ended December 31, 2024, AI UltraProd reported audited revenue of US$2.9 million with a gross margin of 36.5%. Management projects FY2025 revenue of approximately US$10 million.

Core Capabilities and Value Proposition

AI UltraProd’s offerings deliver measurable benefits across multiple industries:

•	On-Demand Manufacturing Services: Design-for-Additive-Manufacturing (DfAM) consulting, simulation, and rapid prototyping services that reduce lead times from weeks to days.

•	AI-Driven Robotic Construction Solutions: AI-driven robotic concrete printers, proprietary UHPC formulations, and AI-based generative design tools for smart, sustainable infrastructure.

•

AI-Focused Large Data Centers: Utilizing its cutting-edge AI-driven robotic platforms, AI UltraProd provides services to large data centers, including comprehensive solution design, technical support, and software-hardware integration using its proprietary algorithm platforms.

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

Top Kontrol

Certified by the Federal Communications Commission (FCC) with a Declaration of Conformity issued in March 2020.

Compliance with Environmental Laws

As of September 30, 2025, SecureTech has not incurred material expenses related to environmental compliance. We anticipate no such costs in the foreseeable future and remain in full compliance with existing environmental regulations.

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

Employees

As of September 30, 2025, SecureTech employed 29 individuals across all business units, comprised of 22 full-time employees, three part-time employees, and four interns.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended September 30, 2025, and 2024.

	Three months ended September 30,
	2025	2024
Sales	$3,736,527	$-
Cost of goods sold	(2,731,078)	-
Gross profit	1,005,449	-
Operating expenses	(431,122)	(81,642)
Profit (loss) from operations	574,327	(81,642)
Other (expense)	(31,274)	(2,061)
Net profit (loss)	$543,053	$(83,703)
Less: net profit attributable to non-controlling interests	52,054	-
Net profit (loss) attributable to SecureTech shareholders	490,999	(83,703)

Sales

Sales for the three months ended September 30, 2025, totaled $3,736,527, compared to $-0- for the same period in 2024, representing an increase of $3,736,527 compared to the previous fiscal period. The increase in sales is the result of SecureTech’s acquisition of AI UltraProd. Sales were attributable as follows:

	Three months ended September 30,
	2025	2024
AI UltraProd products	$3,338,975	$-
AI UltraProd services	397,552	-
Total sales	3,736,527	-

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025, was $2,731,078, compared to $-0- for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 73.1% during the three months ended September 30, 2025.

Gross Profit

Gross profit for the three months ended September 30, 2025, was $1,005,449, compared to $-0- for the same period of 2024. Our gross profit margin was 26.9% during the three months ended September 30, 2025.

Operating Expenses

	Three Months Ended September 30,
	2025	2024
Operating expenses:
General and administrative	$328,638	$81,642
Selling and marketing expenses	18,956	-
Research and development	83,528	-
Operating expenses	$431,122	$81,642

Our operating expenses for the fiscal period consisted of three components: general and administrative expenses, selling and marketing expenses, and research and development expenses. Total operating expenses were $431,122 during the three months ended September 30, 2025, compared to $81,642 for the same period of 2024, representing an increase in operating expenses of $349,480, or 428.1%, from the three months ended September 30, 2024. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our profit from operations was $574,327 during the three months ended September 30, 2025, compared with a loss of ($81,642) for the same period of 2024. The swing from an operating loss to an operating profit is the result of SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the three months that ended September 30, 2025, we generated $31,274 in other income compared to a loss of ($2,061) in other income (expense) for the same period of 2024.

Net Profit (Loss)

The result was that our net profit was $543,053 during the three months ended September 30, 2025, compared with a net loss of ($83,703) for the same period of 2024. After taking into consideration non-controlling interests of $52,054 for the three months ended September 30, 2025, SecureTech generated a net profit of $490,999 that was attributable to SecureTech’s shareholders.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,
	2025	2024
Sales	$3,736,527	$14,235
Cost of goods sold	(2,731,078)	(3,421)
Gross profit	1,005,449	10,814
Operating expenses	(431,122)	(265,867)
Profit (loss) from operations	574,327	(255,053)
Other (expense)	(31,274)	(3,838)
Net profit (loss)	$543,053	$(258,892)
Less: net profit (loss) attributable to non-controlling interests	52,054	-
Net profit (loss) attributable to SecureTech shareholders	490,999	(258,892)

Sales

Sales for the nine months ended September 30, 2025, totaled $3,736,527, compared to $14,235 for the same period in 2024, representing an increase of $3,722,292, or a 26,148.9% increase compared to the previous fiscal period. The increase in sales is the result of SecureTech’s acquisition of AI UltraProd. Sales were attributable as follows:

	Three months ended September 30,
	2025	2024
AI UltraProd products	$3,338,975	$-
AI UltraProd services	397,552	-
Top Kontrol	-	14,235
Total sales	3,736,527	14,235

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025, was $2,731,078, compared to $3,421 for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 73.1% during the nine months ended September 30, 2025.

Gross Profit

Our gross profit for the nine months ended September 30, 2025, was $1,005,449, compared to $10,814 for the same period in 2024. Our gross profit margin was 26.9% during the nine months ended September 30, 2025.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024
Operating expenses:
General and administrative	$506,431	$265,868
Selling and marketing expenses	18,956	-
Research and development	85,674	-
Operating expenses	$611,061	$265,868

Our operating expenses for the fiscal period consisted of three components: general and administrative expenses, selling and marketing expenses, and research and development expenses. Total operating expenses were $611,061 during the nine months ended September 30, 2025, compared to $265,868 for the same period of 2024, representing an increase in operating expenses of $34,193, or 129.8%, from the nine months ended September 30, 2024. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our profit from operations was $394,388 during the nine months ended September 30, 2025, compared with a loss of ($255,054) for the same period of 2024. The swing from an operating loss to an operating profit is the result of SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the nine months that ended September 30, 2025, we generated $39,588 in other income compared to a loss of ($3,838) in other income (expense) for the same period of 2024.

Net Profit (Loss)

The result was that our net profit was $354,800 during the nine months ended September 30, 2025, compared with a net loss of ($287,057) for the same period of 2024. After taking into consideration non-controlling interests of $52,054 for the nine months ended September 30, 2025, SecureTech generated a net profit of $302,746 that was attributable to SecureTech’s shareholders.

Total Stockholders’ Equity

Our stockholders’ equity was $10,425,702 as of September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, SecureTech Innovations, Inc. had cash and cash equivalents of $394,370, compared to no cash balances at December 31, 2024. The increase reflects cash generated from operations and financing activities during the nine‑month period. Total current assets were $6.3 million, primarily consisting of accounts receivable of $1.9 million, inventories of $1.5 million, and prepayments of $2.4 million. Non‑current assets totaled $9.2 million, driven largely by goodwill recognized in connection with the acquisition of AI UltraProd.

Total current liabilities increased to $4.3 million at September 30, 2025, compared to $0.4 million at December 31, 2024. The increase was primarily attributable to short‑term borrowings of $2.5 million, accounts payable of $1.1 million, and accrued expenses of $0.2 million. Non‑current liabilities were $0.2 million, consisting of operating lease obligations. As a result, total liabilities were $4.5 million, and total stockholders’ equity improved to $11.0 million, compared to a deficit of $0.4 million at year‑end 2024.

For the nine months ended September 30, 2025, SecureTech generated revenues of $3.7 million and reported net income attributable to shareholders of $0.3 million, compared to a net loss of $0.3 million for the same period in 2024. Gross profit was $1.0 million, reflecting a gross margin of approximately 27%. Operating cash flows for the period were impacted by working capital changes, including increases in receivables, inventories, and prepayments associated with scaling AI UltraProd operations.

Cash Flows

For the nine months ended September 30, 2025:

•

Operating activities: Net cash provided by operating activities of approximately $0.35 million, compared to net cash used in operating activities of $0.26 million for the same period in 2024. The improvement reflects positive net income attributable to shareholders of $0.30 million, offset by working capital changes, including increases in accounts receivable, inventories, and prepayments associated with scaling AI UltraProd operations. These increases in current assets reflect the SecureTech’s growth trajectory but also represent near‑term liquidity demands..

•

Investing activities: Net cash used in investing activities during the nine months ended September 30, 2025, was primarily related to the acquisition of AI UltraProd and capital expenditures for equipment. Goodwill of $8.5 million and equipment of $0.4 million were recorded in connection with these activities. We did not have material investing cash flows in the prior year period.

•

Financing activities: Net cash provided by financing activities during the nine months ended September 30, 2025, was driven by short‑term borrowings of $2.5 million, issuance of preferred shares in connection with the AI UltraProd acquisition, and issuance of common shares for cash. These financing activities were critical to supporting operations and funding strategic initiatives. In the prior year period, financing cash flows were limited to small issuances of common stock.

•

Overall change in cash: As a result of the above activities, cash and cash equivalents increased to $394,370 at September 30, 2025, compared to no cash balances at December 31, 2024. Management believes that existing cash resources, together with anticipated operating cash flows, will be sufficient to meet near‑term obligations. However, execution of our growth strategy — including planned uplisting to a national exchange, continued M&A activity, and the spin‑off of Top Kontrol — will require additional capital. We expect to pursue a combination of bridge financing, longer‑term debt facilities, and equity issuances to support these initiatives..

Liquidity Outlook

Management believes that existing cash resources, together with anticipated revenues from AI UltraProd and other subsidiaries, will be sufficient to meet operating needs over the next twelve months. However, the Company’s growth strategy — including planned uplisting to a national exchange, continued M&A activity, and the spin‑off of Top Kontrol — will require additional capital. We expect to pursue a combination of short‑term bridge financing, longer‑term debt facilities, and equity issuances to support these initiatives. There can be no assurance that such financing will be available on favorable terms, or at all.

SecureTech’s ability to continue as a going concern is dependent upon successful execution of its recapitalization strategy, maintaining positive cash flows from operations, and securing additional financing as needed. Management continues to monitor liquidity closely and is committed to aligning expenditures with available resources while pursuing strategic growth opportunities.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, SecureTech had no cash equivalents.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in SecureTech’s annual or nine-months ended financial statements will not be prevented or detected on a timely basis.

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

Based on Management’s assessment, we have concluded that, as of September 30, 2025, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our internal control over financial reporting had the following material weaknesses:

•	SecureTech does not have an Audit Committee; and

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of September 30, 2025.

Management believes that in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

•	Expand our current board of directors to include additional independent individuals who are willing to perform directorial functions; and

•	Establish an Audit Committee comprised solely of independent directors.

Management believes that addressing the identified material weaknesses requires the addition of at least three independent directors with appropriate professional business and accounting experience, a solid understanding of U.S. GAAP, and familiarity with securities regulatory compliance and financial reporting requirements.

As of September 30, 2025, SecureTech was actively recruiting qualified independent director candidates and expects to appoint a minimum of three new independent board members during the fiscal quarter ending December 31, 2025. These directors are expected to serve as the Company’s Audit Committee.

Management believes that the appointment of these independent directors and the establishment of an Audit Committee will remediate the remaining material weaknesses in the Company’s internal control over financial reporting before the end of the current fiscal period.

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

SECURETECH INNOVATIONS, INC.

Dated: November 19, 2025	By:	/s/ J. Scott Sitra
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: November 19, 2025	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director