Form 10-K
period 2025-12-31
Securetech Innovations, Inc.
filed 2026-03-25
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-55927

              SecureTech Innovations Inc.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant was $79,342,232, based upon the closing price as reported by OTC Markets of $4.64 a share as of that date. This calculation does not reflect a determination that such persons are affiliates for any other purpose. Additionally, the registrant does not have non-voting common stock outstanding.

As of March 24, 2026, there were 17,077,368 shares of our common stock, $0.001 par value issued and outstanding; 13,615,158 of these shares were held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

PART I4

Item 1.  Business5

Item 1A.  Risk Factors18

Item 1B.  Unresolved Staff Comments34

Item 1C.  Cybersecurity34

Item 2.  Properties34

Item 3.  Legal Proceedings35

Item 4.  Mine Safety Disclosures35

PART II36

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities36

Item 6.  [Reserved]42

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations42

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk49

Item 8.  Financial Statements and Supplementary Data50

CONSOLIDATED BALANCE SHEETS55

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure80

Item 9A.  Controls and Procedures80

Item 9B.  Other Information81

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections81

PART III82

Item 10.  Directors, Executive Officers and Corporate Governance82

Item 11.  Executive Compensation86

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters87

Item 13.  Certain Relationships and Related Transactions, and Director Independence87

Item 14.  Principal Accounting Fees and Services90

PART IV91

Item 15.  Exhibits, Financial Statements Schedules91

Item 16.  Form 10-K Summary93

SIGNATURES93

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report for the year ended December 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

Business Overview

SecureTech Innovations, Inc. is a technology-driven company focused on developing and commercializing artificial intelligence–driven manufacturing systems, blockchain‑based digital infrastructure, and innovative automotive safety technologies. Our mission is to deliver secure, efficient, and scalable technology solutions across industrial, digital, and consumer markets. We operate through three primary business units—AI UltraProd, Piranha Blockchain, and Terra Nova Technologies (Top Kontrol product line)—each addressing distinct high‑growth sectors with significant long‑term demand drivers. Our portfolio includes:

•	AI UltraProd, acquired on June 23, 2025, now serves as our primary operating business and currently generates substantially all of our consolidated revenues.

•	Piranha Blockchain, an early‑stage enterprise that is focused on building digital‑asset infrastructure and cybersecurity capabilities.

•	Terra Nova Technologies (Top Kontrol product line), a legacy product line undergoing restructuring in preparation for a planned spin‑off onto the OTCQB marketplace.

AI UltraProd’s operating results were first consolidated in our financial statements beginning on June 23, 2025, the date we completed the acquisition. As a result, the quarter ended June 30, 2025 included only a few days of AI UltraProd’s post-acquisition activity. The quarter ended September 30, 2025 is therefore the first full fiscal quarter that reflects AI UltraProd’s results for the entire period.

Our business segments continue to pursue distinct commercial strategies. SecureTech provides centralized oversight of finance, governance, SEC compliance, and merger-and-acquisition activities, with the objective of enhancing long-term shareholder value.

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

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2025:

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

Recent Developments

Appointment of New President and Chief Executive Officer

Effective January 14, 2025, SecureTech appointed J. Scott Sitra as President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors. Mr. Sitra brings executive leadership and strategic guidance across SecureTech’s portfolio. Concurrently, Kao Lee, who previously served in those roles, transitioned to the position of General Manager of Top Kontrol and now to the President and Chief Executive Officer. Mr. Lee’s responsibilities now focus exclusively on advancing the development and commercialization of the Top Kontrol product line. Mr. Sitra will oversee SecureTech’s enterprise-level operations, business strategy, and execution.

Completion Share Reduction Program (78% Reduction in Common Shares)

Over the course of the year, SecureTech reduced its issued and outstanding shares of common stock by approximately 61 million, representing a 78% reduction and aligning the capital structure with long-term shareholder interests. The Company reduced the shares of common stock by entering into share exchange agreements with certain of its shareholders and issuing shares of its Series A Preferred Stock for the common stock. As of date of March 24, 2026, SecureTech had 17,077,368 shares of its common stock issued and outstanding and 19,725 shares of its Series A Preferred Stock issued and outstanding.

Completed Acquisition of Aiultraprod Group Limited and Subsidiaries

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

This acquisition was completed under an Acquisition and Stock Purchase Agreement (“Acquisition Agreement”) dated June 23, 2025. Under the terms of the Acquisition Agreement, SecureTech issued 185 unregistered shares of its Series A Preferred Stock, $0.001 par value per share, to the Seller. These shares were valued at $8,565,500, equating to a per-share value of $46,300

Key highlights of this transaction include:

•	FY2025 Revenue (audited): $7.7 million

•	Technology Differentiation: AI-powered industrial 3D printing and robotic systems that deliver scalable, high-precision manufacturing solutions.

•	Intellectual Property Portfolio: including 12 issued patents and 13 software copyrights.

•

Growth Strategy: SecureTech intends to pursue aggressive expansion of AI UltraProd operations, including a potential spin-off and uplisting to the NASDAQ Capital Market as a standalone public company, subject to applicable regulatory approvals and market conditions.

Uplisting to OTCQB Venture Market

On August 1, 2025, SecureTech’s common stock commenced trading on the OTCQB® Venture Market under the ticker symbol “SCTH”. The OTCQB is recognized by the SEC as an established public market and serves as the initial tier for early-stage and smaller reporting companies within the OTC framework. Companies listed on the OTCQB must meet rigorous financial reporting standards, maintain current filings with the SEC or a U.S. banking regulator, and annually verify company information and management certification. SecureTech’s uplist from the OTCID to OTCQB provides enhanced transparency, increased liquidity, and stronger visibility within the capital markets.

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

The nine‑month agreement includes strategic consulting services related to capital formation, disclosure practices, establishing a Bitcoin and Ethereum treasury, and AI UltraProd’s U.S. market entry. AWLLC is compensated through a combination of cash, restricted equity, and key performance incentives. AWLLC acts strictly as an independent contractor.

Engagement of Public Yield Capital

On October 21, 2025, SecureTech engaged Public Yield Capital, a firm specializing in investor outreach and capital markets engagement for smaller reporting companies. Public Yield Capital focuses on equity crowdfunding channels such as Regulation A+, Regulation CF, and Regulation D, and combines investment marketing, investor relations, and scalable engagement tools. Under this engagement, Public Yield Capital will:

•	Develop and manage a compliant investor awareness and communications program;

•	Expand SecureTech’s visibility among retail and institutional investors;

•	Support efforts to increase market liquidity and broaden the shareholder base; and

•	Enhance overall investor relations strategy in alignment with SEC and FINRA guidelines.

This six-month engagement requires Public Yield to provide SecureTech with retail‑investor outreach, digital advertising, content development, and shareholder engagement services. Compensation includes both cash and restricted equity components.

2026 Roadmap: Driving Innovation and Growth

Under the leadership of our newly appointed President and Chief Executive Officer, J. Scott Sitra, SecureTech is repositioning its strategic focus to support accelerated growth, operational efficiency, and long-term shareholder value. In 2026, the Company is executing on a defined set of core initiatives, each aimed at transforming its business platform and expanding its market presence.

The principal strategic objectives include:

•

Complete NASDAQ Uplisting (Anticipated Q2 2026): SecureTech is working toward completing its planned uplisting to the NASDAQ Capital Market in Q2 2026, subject to meeting all applicable listing requirements and regulatory approvals.

•

AI UltraProd Expansion into U.S. and Indonesian Markets: AIUP is actively entering the U.S. and Indonesian markets, leveraging its advanced AI-driven manufacturing technologies to serve high-growth industrial sectors. SecureTech is executing a staged go‑to‑market plan focused on pilot deployments, strategic alliances, and regional product assembly and manufacturing hubs to support long‑term scale.

•

Launch Investor Awareness Program: Beginning in late February, SecureTech will initiate a structured investor awareness and communications program to enhance visibility and broaden outreach to the investment community. This initiative will follow the launch of our new corporate website and will include coordinated digital marketing, targeted investor outreach, and online presentations conducted in partnership with Public Yield Capital. These efforts are designed to increase engagement with both retail and institutional investors as we prepare for our planned uplisting.

•

Evaluate Additional M&A Opportunities: SecureTech will continue reviewing acquisition candidates with $5–$10 million in annual revenue, strong intellectual property, and experienced management teams capable of scaling into new markets and regions.

•

Complete the Terra Nova Technologies (Top Kontrol) Spin-Off: The company plans to finalize the previously announced spin-off of Terra Nova Technologies (Top Kontrol safety device business) onto the OTCQB in the Fall 2026. Following the spin‑off, SecureTech shareholders are expected to receive shares in the new public entity, and SecureTech’s balance sheet will reflect its equity ownership in Terra Nova Technologies, thereby enhancing long‑term SecureTech shareholder value.

•

Establish a Bitcoin Treasury Under Piranha Blockchain: As part of its digital-infrastructure strategy, SecureTech intends to establish a BTC treasury reserve within its Piranha Blockchain subsidiary, aligning with emerging trends in digital asset management and treasury diversification.

AI UltraProd

AI UltraProd is dedicated to building an industrial customized solutions platform that connects creativity, intelligence, and advanced manufacturing. AI UltraProd provides end-to-end solutions covering concept design, manufacturing technology development, product realization, and delivery management.

Guided by a philosophy of deep integration and innovation, AI UltraProd tightly couples artificial intelligence, digitalization, and next-generation manufacturing technologies to serve global manufacturing enterprises.

Business Model

As an industrial customized solutions provider bridging creativity, intelligence, and manufacturing, AI UltraProd leverages artificial intelligence, digitalization, and advanced manufacturing technologies to deliver comprehensive solutions to traditional industries.

AI UltraProd provides full-process services ranging from customized solution design and technical implementation to integrated software/hardware products and supporting services, addressing complex and systemic challenges faced by clients.

AI UltraProd’s value proposition lies not in the performance of a single product, but in delivering sustained value through customized solution design, system integration, and professional delivery services.

Currently, AI UltraProd has established industry leadership in construction 3D printing robotics and has expanded into AI computing infrastructure and algorithm development, smart city solutions, intelligent healthcare and community systems, renewable energy, port logistics, and autonomous warehousing robotics.

Core Capabilities and Value Proposition

1. Robotics Product Matrix for Construction, Renewable Energy, Port Logistics, and Autonomous Warehousing

AI UltraProd has independently developed a series of 3D printing robots (including the GR1, RF1, RC1, and RT1 series), integrated with AI-driven design solutions and proprietary advanced 3D printing materials such as Geo Mix and Geo Add.

This integrated approach has created a new paradigm in the construction industry, where AI UltraProd continues to maintain a leading position.

The core value of AI UltraProd’s 3D printing technology lies in its exceptional efficiency in constructing vertical building structures (walls), which represents the largest and most direct cost-saving component in building projects.

In traditional construction budgets, structural framing (wood or masonry) and wall systems account for approximately 20%–25% of total project costs. With 3D printing technology, this cost can be reduced to 15% or lower. These savings are primarily driven by:

•Labor Reduction: Large teams of carpenters or masons are replaced by a small team of three to four technicians operating the printing system.

•Efficiency Improvement: The walls of a 2,000-square-foot house can be printed within a few days, significantly shortening the construction cycle and reducing financial and management costs.

•Material Optimization: 3D printing places material only where needed, nearly eliminating the waste commonly found on traditional construction sites.

Building upon its success in construction 3D printing robotics, AI UltraProd has accumulated deep technical expertise and industrial application capabilities. The company has expanded its robotics portfolio into renewable energy, port logistics, and autonomous warehousing, delivering integrated robotic solutions supported by coordinated software and hardware systems.

2. Artificial Intelligence and Large-Scale Computing Infrastructure

Beyond its advanced manufacturing capabilities, AI UltraProd’s success in 3D printing is supported by AI-driven design systems that form a strong technological moat.

Leveraging its expertise in AI algorithms and accumulated industry resources, AI UltraProd provides clients with comprehensive solutions based on algorithm platforms, including system design, technical support, and integrated software and hardware services.

3. Comprehensive Intelligent Scenario Solutions

Through the integration of advanced manufacturing (3D printing), artificial intelligence, and traditional industry sectors, AI UltraProd has pioneered an innovative model that empowers conventional industries with intelligent and digital technologies.

In addition to construction, the company actively develops solutions for cities, healthcare institutions, schools, and communities. By delivering holistic intelligent solutions—covering system design, integrated hardware and software development, debugging, and delivery services—AI UltraProd enables clients to achieve sustainable growth and operational excellence.

Core Business Segments

Based on its established capability system, AI UltraProd currently operates three primary business segments:

1. Robotics and Hardware Equipment

AI UltraProd provides robotic products for construction, renewable energy, port logistics, and autonomous warehousing. The company also supplies hardware and turnkey equipment systems for AI computing centers, smart hospitals, smart campuses, smart water management systems, and other intelligent scenarios.

2. Robotics and Hardware-Related Derivative Businesses

AI UltraProd offers supporting businesses related to robotics and hardware products, including:

•Specialized printing materials for 3D printing robots

•Highly customized 3D printing services (delivered as finished products)

•Spare parts and accessories for 3D printing and other robotic systems

•Robotics leasing services

3. Robotics and Hardware-Related Technical Services

The company provides comprehensive technical support services, including:

•Installation and commissioning of robotic and hardware equipment

•3D detailed engineering design services required for 3D printing applications

•On-site technical support and professional training

•Overall solution design for AI computing centers and intelligent transformation of traditional sectors (such as smart hospitals, campuses, and water systems)

•Equipment upgrades, maintenance, and repair services

·

Products and Application Scenarios

Model: GEO RC1 KC20 (Concrete)

Movable and liftable, adaptable to various operating conditions. Suitable for the trial production and manufacturing of prefabricated building components, various landscape parts, urban furniture, special-shaped sculptures, retaining walls, etc.

Model: GEO RT1 KC20 (Concrete)

The guide rail is expandable, and the robot can move along the rail. Suitable for the mass production of prefabricated building components, various concrete landscape parts, urban furniture, special-shaped sculptures, etc.

Model: GEO RF1 KC20 (Concrete)

Highly integrated, enabling rapid and precise construction of concrete structures. Suitable for the trial production and manufacturing of various small and medium-sized concrete components.

Model: GEO RF1 KP10 (Polymer)
Highly integrated, enabling rapid and precise construction. Suitable for the trial production and manufacturing of various small and medium-sized polymer products.

Model: GEO RT1 KP10 (Polymer)

The guide rail is expandable, and the robot can move along the rail. Suitable for the mass production of prefabricated polymer components, various landscape decorations, urban furniture, special-shaped sculptures, etc.

Model: GEO GD1 (Concrete)
A laboratory research device suitable for teaching and scientific research, material R&D, and landscape ornament printing. It features flexible layout and simple operation.

Model: GEO GD2 (Concrete)
High precision, flexibility, easy operation, strong environmental adaptability – for trial production/manufacturing of small and medium-sized concrete components.

Foundations of AI UltraProd’s Success

1. Solving Complex Problems and Creating Higher Value

Clients purchase not merely isolated software or hardware products, but measurable outcomes that ensure smooth business operations.

For example, in the 3D printing robotics business, AI UltraProd not only supplies the equipment, but also provides the required 3D detailed design services and proprietary printing materials. If clients lack experienced operational teams, AI UltraProd dispatches professional engineers for training and on-site support, ensuring clients can generate tangible value from this technology.

This transforms AI UltraProd from a product supplier into a long-term value partner, enabling higher margins and stronger strategic positioning.

2. Building Strong Customer Stickiness

AI UltraProd supports clients not only in deploying solutions but also in continuously extracting value from them. Because its solutions address multidimensional operational needs and deliver concrete results, the switching costs—both direct and indirect—for customers are significantly high, fostering long-term, stable partnerships.

3. Cross-Industry Ecosystem Synergy

By collaborating with leading AI algorithm and computing companies, top software providers, hardware manufacturers, and service partners, AI UltraProd integrates cutting-edge technologies into traditional industry scenarios.

This ecosystem approach enables clients to build competitive advantages that competitors find difficult to replicate, strengthening their long-term strategic moat.

Piranha Blockchain

SecureTech is advancing its commitment to digital security and decentralized infrastructure through its wholly owned subsidiaries operating under the Piranha Blockchain brand. Piranha is focused on developing next-generation blockchain, Web3, and cybersecurity platforms that enable secure digital asset management, enhance online privacy, and protect users from emerging cyber threats.

•	Data Centers: Development of secure, low-cost data centers powered by renewable energy, designed to support blockchain operations while minimizing environmental impact.

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

Key Features and Benefits

Top Kontrol’s patented technology delivers comprehensive protection through:

•Anti-Theft Circuits: Actively prevent unauthorized vehicle access and operation.
•Idle Theft Prevention: Automatically stops theft even when keys are in the ignition and the engine is idling.
•Carjacking Defense: Detects and responds to carjacking attempts with both active and passive countermeasures.
•Non-Interference Design: Seamlessly integrates without disrupting OEM vehicle systems.
•Universal Compatibility: Works with most car and truck makes and models.
•Manual Engine Kill Switch: Enables manual engine shutdown for added control.
•Wireless Code Security: Blocks attempts to intercept or spoof wireless security signals.
•Battery-Independent Operation: Functions even when the vehicle’s battery is disabled.

Market Landscape and Competitive Advantage

In 2024, U.S. vehicle thefts surged to 850,708 incidents, marking a 105% increase since 2019. Top Kontrol competes with brands such as Viper, Clifford, and OEM-integrated immobilizers. Its key differentiator is automated anti-carjacking defense—a feature unmatched by competitors and increasingly vital in high-risk urban environments.

Corporate Strategy and Spin-Off Plans

SecureTech Innovations is currently restructuring Top Kontrol under its wholly owned subsidiary, Terra Nova Technologies, Inc., in preparation for a planned spin-off on the OTCQB Venture Market. SecureTech plans to finalize the spin‑off in Fall 2026. Following the spin‑off, SecureTech shareholders are expected to receive shares in the newly public entity, and

SecureTech’s balance sheet will reflect ownership of equity in a separate public company, which may enhance long‑term shareholder value.

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

AI UltraProd

Compliant with ISO 9001 and CE directives for exported equipment. Construction-grade UHPC is certified under PRC GB/T 50082-2019 durability standards. Export classifications fall under U.S. BIS EAR99. No current products are subject to ITAR or EU dual-use regulations, to the Company’s knowledge.

Piranha Blockchain

Actively monitors and aligns with SEC and CFTC digital asset regulations, FinCEN AML/KYC guidelines, and OFAC sanctions lists. Compliance personnel review protocol updates quarterly.

Top Kontrol

Certified by the Federal Communications Commission (FCC) with a Declaration of Conformity issued in March 2020.

Compliance with Environmental Laws

As of December 31, 2025, SecureTech has not incurred material expenses related to environmental compliance. We anticipate no such costs in the foreseeable future and remain in full compliance with existing environmental regulations.

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

•AI UltraProd holds 11 issued PRC patents, including CN219214112U for quick-release large-format build plates, and has 2 additional patent applications in progress. It also owns 13 copyrighted software packages for generative design, slicing, simulation, and robotic control.

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

Employees

As of December 31, 2025, SecureTech employed 29 individuals across all business units, comprised of 22 full-time employees, three part-time employees, and four interns. The geographic breakdown of our employees is as follows:

•United States: Three employees, comprised of one full-time employee and two part-time employees.

•Hong Kong & Mainland China: 26 employees, comprised of 21 full-time employees, one part-time employee, and four interns.

Properties

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

Risks Related to Our Industry and the Broader Economy

•	Our industry is highly competitive, and as a small company with an unknown brand, we are at a disadvantage to our competitors.

Risks Related to Our Business

•	Our use of AI technologies may adversely impact our business, reputation, financial condition and results of operations.

•	Use of artificial intelligence in our operations could result in reputational or competitive harm and legal or regulatory liability.

•	Our products may not achieve market acceptance, which would significantly reduce our chances of success.

•	If the market prefers to buy our competitors’ products and services, SecureTech may fail.

•	Consumer trends, seasonal fluctuations, and general global economic conditions can lead to unpredictable operating results.

•	We may be unable to successfully manage our inventory to match consumer demand.

•	We may implement a product recall or voluntary market withdrawal, which could significantly increase our costs, damage our reputation, and disrupt our business.

•	We may be unable to protect our proprietary rights and intellectual property.

•	While no current lawsuits are filed against SecureTech, there is a possibility that claims may arise in the future.

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

Risks Related to Planned Data Centers and Blockchain Operations

•	Our future cryptocurrency and other digital asset holdings may be exposed to cybersecurity threats and hacking.

•

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

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

•

Even though our common stock is listed on the OTCQB Tier of the OTC Markets Group, Inc., an active trading market for shares of our common stock has yet to develop and may never develop. In the event a market does develop in the future, such future market prices for our shares may be volatile.

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

•	Sales of our common stock under Rule 144 could reduce our stock price.

Risks Related to Our Capital Structure and Public Company Status

•

We expect that we will need to raise additional capital in the future, which may not be available on favorable terms, may be available only on terms that are dilutive to existing stockholders and could depress the market price of our common stock.

•

Our capital structure and status as a closely held, “controlled company” will concentrate control with Mr. Sitra, our Chief Executive Officer and controlling stockholder and may limit your ability to influence corporate matters and result in corporate governance that differs from that of other public companies.

•	Our status as a “smaller reporting company” allows us to avail ourselves of reduced disclosure and governance requirements, which may make our stock less attractive to investors.

•

We will incur increased costs and demands on management as a result of being a public company, and if we fail to maintain effective internal controls over financial reporting and disclosure controls, we could harm our business and the trading price of our common stock.

Risks Related to Ownership of Our Common Stock

•	The market price of our common stock may be volatile and could decline significantly, and you may lose all or part of your investment.

•	We may not be able to satisfy Nasdaq’s initial and continued listing requirements, and any failure to list or maintain our listing could reduce the liquidity and market price of our common stock.

•	As we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.

•	If securities or industry analysts do not publish research or reports about our business or if they issue unfavorable reports, our stock price and trading volume could decline.

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

Risks Related to Our Business

Our use of AI technologies may adversely impact our business, reputation, financial condition and results of operations.

We incorporate any may continue to incorporate artificial intelligence, machine learning, data science, and similar technologies (collectively, “AI”) in connection with our business operations and intend to increase this use over time. Our use of AI technologies carries certain risks, including regarding the accuracy and quality of AI outputs, which may or may be perceived to be inaccurate, incomplete, biased, misleading, discriminatory or otherwise inappropriate for our needs, which could adversely affect our business and reputation. Our use of AI, may also create legal and financial exposure, including for claims and liabilities associated with AI outputs that may be alleged to infringe the intellectual property rights of third parties.

Furthermore, our use or any use by our contractors, consultants, vendors, or service providers, of third-party AI providers to process our confidential or other sensitive information could put the confidentiality of such information at risk, including if any such third-party AI provider breaches its contractual obligations to us, suffers cyber-attacks or intentionally or inadvertently discloses, or misuses our confidential or sensitive information or otherwise incorporates the same into publicly available training sets. In such an instance, it is possible that our confidential or other sensitive information could become available to third parties, including our competitors. We or our employees may use AI technologies, inadvertently or otherwise, in a manner that puts our confidential information or intellectual property rights at risk. Any of the foregoing risks may result in diversion of management’s attention and resources, and may harm our business, reputation, results of operations, financial condition and prospects.

Further, any product created by us using AI technologies may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which we use AI technologies. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI technologies we employ, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively.

Additionally, changes in AI technology could require us to make significant ongoing investments to maintain and upgrade our technological capabilities. We may not successfully implement these developments in a timely or cost-effective manner, or at all, and the AI technologies in which we invest may be less effective than expected, or become unavailable to us on favorable terms, or at all. We may also be impacted by risks related to evolving laws, regulations and standards regarding the development and use of AI technologies. Changes in laws, regulations or industry standards governing AI use could lead to increased costs and compliance requirement or restrict our ability to use certain AI technologies in our operations altogether.

As the use of AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing.

Use of artificial intelligence in our operations could result in reputational or competitive harm and legal or regulatory liability.

We may not be able to achieve the anticipated benefits of the AI initiatives, including expected costs savings. The use of AI also involves various operational, legal and competitive risks and challenges that could adversely affect our business, including cybersecurity vulnerabilities and evolving regulatory requirements across jurisdictions. The complex and evolving regulatory landscape surrounding AI technologies, including in respect of violations of intellectual property rights and data privacy concerns, creates compliance challenges and potential liability. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology, and infrastructure operations and products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

Our products may not achieve market acceptance, which would significantly reduce our chances of success.

Our ability to grow depends on whether the market accepts our current and future products and services, and we cannot assure you that any of our offerings will achieve or maintain commercial success. Market demand for emerging technologies is uncertain, customer preferences may change, competing solutions may develop, and unforeseen events may reduce interest in our products. If our products fail to gain broad market acceptance, it could force us to reduce our spending on research and development, advertising, and other essential company functions needed to improve and expand our product and service offerings. We cannot guarantee consumer demand or interest in our current or future products and services. A lack of market acceptance could have a material adverse effect on our business, results of operations, and overall financial condition.

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

The majority of our patents and software copyrights are issued in China. Implementation of Chinese intellectual property-related laws has historically been ineffective, primarily due to ambiguities in Chinese laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as those in the United States or other developed countries. Furthermore, indemnifying unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend our patents. Such litigations and its results could cause substantial costs and diversion of resources and management attention, which could harm our business and growth.

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

Our officers and directors currently control an aggregate of approximately 85.5% of our eligible votes in all voting matters. Accordingly, our officers and directors can effectively determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

As of March 24, 2026, our officers and directors currently control an aggregate of 183,262,210 votes in all voting matters, or approximately 85.5% of all eligible votes. Accordingly, our officers and directors can effectively determine the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets without needing minority shareholder approval. The interests of our directors may differ from those of other shareholders, which could lead to corporate decisions that disadvantage minority shareholders. This concentration of voting power could negatively impact the company's operations, financial condition, and value, potentially resulting in a total loss of investment.

Our officers and directors have other significant outside business interests and will be able to devote only a portion of their professional time to SecureTech’s operations. As such, our business could fail if any of them are unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core businesses, negotiating and closing strategic business acquisitions, securing necessary financing, and fulfilling public company reporting requirements falls upon our officers and directors. As of the date of this registration statement, our officers and directors devote the following amount of their overall business time to our operations:

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

We were incorporated on March 2, 2017, and have incurred ($1,601,791) in losses through December 31, 2025. We have not achieved profitability and expect to continue incurring net losses in future fiscal periods. We anticipate significant operating expenses, and as a result, we will need to generate substantial revenues to achieve profitability, which may never occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis. This could lead to the failure and closure of our business.

Operating as a public company requires significant additional expenses and management time, reducing funds available to implement our business plan and potentially adversely affecting our results of operations, cash flow, and overall financial condition.

Operating as a public company is considerably more expensive than operating as a private company, including the need for additional funds to obtain outside assistance from legal, accounting, investor relations, and other professionals, which could be costlier than anticipated. We may also need to hire additional staff to comply with ongoing SEC reporting requirements. We estimate that maintaining our SEC reporting status will cost approximately $250,000 for the fiscal period ending December 31, 2026. As our business grows and develops, our financial statements and regulatory filings will become more complex. This increased complexity will likely raise our overall compliance expenses—potentially substantially—which could have an unexpected material adverse effect on our business, results of operations, and overall financial condition.

There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has expressed their uncertainty about our business operations in their audit report dated audit report dated March 24, 2026, which is part of the financial statements included in this registration statement. This indicates that there is substantial doubt about our ability to continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from this uncertainty. Consequently, we may have to cease operations, which could result in a total loss of your investment.

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

Risks Related to Planned Data Centers and Blockchain Operations

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

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not occurred, and may never occur. The growth of this industry in general, and the use of Bitcoin, in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•	continued worldwide growth in the adoption and use of cryptocurrencies as a medium to exchange;

•	governmental and quasi-governmental regulation of cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems;

•	changes in consumer demographics and public tastes and preferences;

•	the maintenance and development of the open-source software protocol of the network;

•	the increased consolidation of contributors to the cryptocurrency blockchain through mining pools;

•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

•	the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;

•	general economic conditions and the regulatory environment relating to cryptocurrencies; and

•	negative consumer sentiment and perception of Bitcoin specifically and cryptocurrencies generally.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effect on the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, which would harm investors in our securities.

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

Purchasing shares in SecureTech is speculative in nature and involves significant risks. Our shares should not be purchased by anyone who cannot afford to lose their entire investment. SecureTech’s business plan and objectives are speculative, and we may not achieve them successfully. Shareholders in SecureTech may be unable to realize a substantial return on their investment or any return whatsoever, potentially losing their entire investment. Therefore, each prospective investor should read this registration statement and all of its exhibits carefully and consult with their attorney, business advisor, and/or investment advisor.

An active trading market for shares of our common stock has yet to develop and may never develop. In the event a market does develop in the future, such future market prices for our shares may be volatile.

Our common stock currently trades on the OTCQB® Venture Market, which generally provides less liquidity and visibility than a national securities exchange. We are presently working with our investment banker, Craft Capital Management, to submit an application to list our common stock (or a new class of our common stock) on Nasdaq in connection with a planned underwritten offering of our common stock, but there can be no assurance that our listing application will be approved or that our common stock will continue to meet Nasdaq’s listing standards after any such listing.

The market price of our common stock may be highly volatile and subject to wide fluctuations, including declines that may occur immediately after our common stock begins trading on Nasdaq, regardless of our operating performance. In addition, the trading market for our common stock may be limited, and our public float is expected to be relatively small, which can increase volatility and the risk of rapid and substantial price movements in response to relatively small trades or changes in sentiment. Thin trading volumes can also make it easier for market participants to engage in short-term trading strategies that may increase volatility in the market price of our common stock.

The market price of our common stock may decline significantly, and you may not be able to resell your shares at or above the price you paid, or at all. The market price of our common stock may fluctuate in response to many factors, some of which are beyond our control, including: variations in our operating results or credit-performance metrics; changes in expectations regarding our growth, profitability or capital needs; announcements by us or our competitors; changes in securities analysts’ estimates or the absence of analyst coverage; changes in laws or regulations affecting our business or our industry; actual or anticipated sales of a large number of shares, including by our officers, directors or other large stockholders; the impact of our dual-class structure, closely held ownership and controlled-company status; and general market, economic or geopolitical conditions.

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

As of March 24, 2026, we had 17,077,368 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	11,531,226 are freely tradable without restrictions (commonly referred to as the “public float”);

•	3,462,210 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	2,083,932 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Risks Related to Our Capital Structure and Public Company Status

We expect that we will need to raise additional capital in the future, which may not be available on favorable terms, may be available only on terms that are dilutive to existing stockholders and could depress the market price of our common stock.

We expect that we will need to raise additional capital in the future to support the growth of our business, including to fund business advances, absorb credit losses, invest in technology and operations, and meet regulatory and public-company requirements. We may seek such capital through a combination of equity, equity-linked and debt financings, including additional public offerings of common stock or other securities, private placements, at-the-market (“ATM”) programs, credit facilities, or other instruments.

Additional capital may not be available on terms acceptable to us, or at all. If we raise capital through the issuance of equity or equity-linked securities, your ownership interest in our company will be diluted, and the issuance or potential issuance of such securities could depress the market price of our common stock. If we raise capital through debt financing, we may be subject to restrictive covenant sand other terms that could limit our operational and financial flexibility and increase our interest expense. If we are unable to obtain additional capital when needed, on acceptable terms and in the amounts required, we may be forced to reduce or delay originations, scale back our growth plans, curtail investments in technology and personnel or otherwise modify our business strategy, any of which could adversely affect our business, financial condition and results of operations.

Our capital structure and status as a closely held, “controlled company” will concentrate control with our Executive Officers and may limit your ability to influence corporate matters and result in corporate governance that differs from that of other public companies.

As of March 24, 2026, J. Scott Sitra, our Chief Executive Officer, Anthony Vang, our Treasurer and Secretary, and Kao Lee, our general manager beneficially own 79.2% of the aggregate voting power of our outstanding capital stock.

As a result, we will be a “controlled company” under the corporate-governance standards of The Nasdaq Stock Market LLC(“Nasdaq”) for so long as more than 50% of the voting power of our outstanding capital stock is held by Messrs. Sitra, Vang and Lee, we will effectively be a closely held corporation with a single stockholder (together with his affiliates) exercising substantial control over our affairs. Under Nasdaq rules applicable to controlled companies, we are permitted to rely on certain exemptions from Nasdaq’s corporate-governance requirements, including exemptions from the requirements that a majority of our board of directors be independent and that our compensation and nominating and corporate-governance committees be composed entirely of independent directors. Although we do not currently intend to rely on these exemptions, we could elect to do so in the future. If we rely on one or more of these exemptions, you may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate-governance requirements.

Even if we do not rely on the controlled-company exemptions, our dual-class structure and the concentration of voting power with Messrs. Sitra, Vang and Lee will allow them to exert significant influence over all matters submitted to a vote of our stockholders, including the election and removal of directors, amendments to our organizational documents, mergers, asset sales and other significant corporate transactions. Messrs. Sitra, Vang and Lee’s interests may conflict with, and may not always be aligned with, those of our other stockholders. For example, they may be more focused on long-term strategic objectives, liquidity for his own holdings, tax or estate-planning considerations or other factors than maximizing short-term stock price performance.

This concentrated control could discourage, delay, or prevent a change of control that stockholders may consider favorable, limit your ability to influence our corporate policies and adversely affect the market price and liquidity of our common stock. Investors who do not agree with the decisions of our controlling stockholders will be limited in their ability to change our management or strategy.

Our status as a “smaller reporting company” allows us to avail ourselves of reduced disclosure and governance requirements, which may make our stock less attractive to investors.

We are a “smaller reporting company” under SEC rules. As a smaller reporting company, we may take advantage of exemptions from various reporting and governance requirements applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and, in certain circumstances, exemptions from advisory votes on executive compensation and “golden parachute” payments. We have also elected to use the extended transition period for new or revised financial accounting standards applicable to smaller reporting companies, which means our financial statements may not be comparable to those of companies that adopt such standards on the effective applicable dates.

In addition, securities class-action litigation could be brought against us in the event of a decline in the market price of our common stock. Any such litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, financial condition and results of operations.

We will incur increased costs and demands on management as a result of being a public company, and if we fail to maintain effective internal controls over financial reporting and disclosure controls, we could harm our business and the trading price of our common stock.

As a public company, particularly if we are successful in listing our common stock on Nasdaq, we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private or OTC-traded company. These obligations include preparing and filing periodic and current reports with the SEC, complying with applicable listing-exchange rules, implementing and maintaining internal controls over financial reporting and disclosure controls and procedures, and satisfying other corporate-governance and compliance requirements.

Our management team is relatively small and has limited experience managing a public company. We may face challenges in designing, implementing and maintaining effective internal controls and procedures within the time periods required by law. If we identify material weaknesses or significant deficiencies in our internal control over financial reporting, and if we are unable to remediate them in a timely manner, we could be unable to report our financial results accurately, on a timely basis or in compliance with SEC rules, and we could face restatements, regulatory investigations, sanctions, investor lawsuits, loss of investor confidence and declines in the trading price of our common stock.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile and could decline significantly, and you may lose all or part of your investment.

OTCQB® Venture Market, which generally provides less liquidity and visibility than a national securities exchange. We are presently working with our investment banker, Craft Capital Management, to submit an application to list our common stock (or a new class of our common stock) on Nasdaq in connection with a planned underwritten offering of our common stock, but there can be no assurance that our listing application will be approved or that our common stock will continue to meet Nasdaq’s listing standards after any such listing.

The market price of our common stock may be highly volatile and subject to wide fluctuations, including declines that may occur immediately after our common stock begins trading on Nasdaq, regardless of our operating performance. In addition, the trading market for our common stock may be limited, and our public float is expected to be relatively small, which can increase volatility and the risk of rapid and substantial price movements in response to relatively small trades or changes in sentiment. Thin trading volumes can also make it easier for market participants to engage in short-term trading strategies that may increase volatility in the market price of our common stock.

The market price of our common stock may fluctuate in response to many factors, some of which are beyond our control, including: variations in our operating results or credit-performance metrics; changes in expectations regarding our growth, profitability or capital needs; announcements by us or our competitors; changes in securities analysts’ estimates or the absence of analyst coverage; changes in laws or regulations affecting our business or our industry; actual or anticipated sales of a large number of shares, including by our officers, directors or other large stockholders; the impact of our dual-class structure, closely held ownership and controlled-company status; and general market, economic or geopolitical conditions.

In addition, securities class-action litigation could be brought against us in the event of a decline in the market price of our common stock. Any such litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business, financial condition and results of operations.

We may not be able to satisfy Nasdaq’s initial and continued listing requirements, and any failure to list or maintain our listing could reduce the liquidity and market price of our common stock.

Our ability to list our common stock on Nasdaq in connection with a planned underwritten offering of our common stock, and to maintain any such listing, thereafter, is subject to our satisfaction of Nasdaq’s quantitative and qualitative listing standards, including requirements relating to minimum bid price, stockholders’ equity, market value of publicly held shares, number of round-lot stockholders and corporate-governance criteria. There can be no assurance that we will satisfy these listing standards at the time of submitting our application or on an ongoing basis. Our relatively small public float and limited operating history increase the risk that we may fail to meet Nasdaq’s continued-listing requirements in the future, particularly if our stock price declines or trading volume remains low.

If our listing application is not approved, our common stock will continue to trade on the OTCQB® Venture Market or another over-the-counter market. Following any initial listing, if we fail to satisfy Nasdaq’s continued-listing requirements, our common stock could be delisted. A delisting could materially reduce the liquidity and market price of our common stock, limit or preclude certain types of institutional investors from purchasing or holding our shares, reduce analyst coverage, and impair our ability to raise additional capital on acceptable terms. If our common stock were delisted from Nasdaq and traded on an over-the-counter market, it could also become subject again to the SEC’s “penny stock” rules, which may impose additional disclosure requirements and make it more difficult for investors to sell their shares.

As we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.

We currently intend to retain all available funds and any future earnings to support the operation and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on a variety of factors, including our financial condition, results of operations, cash-flow needs, capital-expenditure plans, contractual restrictions, debt-covenant requirements, regulatory considerations, tax consequences and other factors that our board may deem relevant.

As a result, you must rely on price appreciation of our common stock for any return on your investment. If our common stock does not appreciate in value, or if its value declines, you may not realize any return on your investment and could lose all or part of the amount you invest.

If securities or industry analysts do not publish research or reports about our business or if they issue unfavorable reports, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our industry and our business. We do not control these analysts, and any analysts who choose to cover us may have limited experience with our company or our industry. If one or more analysts who cover us downgrade our stock, issue unfavorable commentary or reduce their target prices, the market price of our common stock could decline.

If analysts cease coverage of our company or fail to regularly publish reports about us, or if we are unable to attract or maintain analyst coverage, our visibility in the financial markets could decrease, the trading volume of our common stock may decline, and our stock price may be more volatile and less reflective of our underlying performance.

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

Incident History: As of March 24, 2026, we have not encountered any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. Nevertheless, we acknowledge that completely eliminating risk is challenging, and undetected incidents may still occur.

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

Our common stock is not listed on any securities exchange and is quoted on the OTCQB® Venture Market marketplace under the symbol “SCTH.” Because our common stock is not listed on a securities exchange and its quotations on OTCQB® Venture Market are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low closing sales information for our common stock for the past two fiscal years and through the date of this Annual Report. This information was obtained from OTCQB® Venture Market and reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Our common stock's most recent closing price was $6.02 a share on March 20, 2026.

	COMMON STOCK
	MARKET PRICE
	HIGH	LOW
Year Ended December 31, 2024
First Quarter	$0.25	$0.25
Second Quarter	$1.00	$0.02
Third Quarter	$1.00	$0.41
Fourth Quarter	$1.00	$0.41

Year Ending December 31, 2025
First Quarter	$5.00	$1.00
Second Quarter	$4.64	$3.10
Third Quarter	$4.87	$2.59
Fourth Quarter	$5.00	$3.05

Year Ending December 31, 2026
First Quarter (Through March 20, 2026)	$8.80	$2.50

Holders of Record

As of March 24, 2026, there were 144 stockholders of record of our common stock and 8 stockholders of record of our Series A Preferred Stock.

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

As of March 24, 2026, we had 17,077,368 shares of common stock issued and outstanding.

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

As of March 24, 2026, SecureTech had one class of preferred stock, Series A Preferred Stock, with 19,725 shares of it issued and outstanding.

Share Purchase Warrants

As of December 31, 2025, and March 24, 2026, we had no issued or outstanding stock purchase warrants.

Options

As of December 31, 2025, and March 24, 2026, we had no outstanding options to purchase shares of our stock.

Convertible Securities

As of December 31, 2025, we had the following convertible securities issued and outstanding:

CFI Capital LLC Convertible Note

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

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Mente Carlo valuation method. The fair value on issuance day was  $158,687.

As of December 31, 2025, fair value was estimated as $162,167.

Labry’s Fund II Convertible Note

On December 10, 2025, the Company issued a $150,000 convertible promissory note to Labrys Fund II, LP bearing interest at 6% per annum and maturing on December 10, 2026. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The total gross proceeds from the note were $150,000. However, the Company received net cash proceeds of $119,200, after deductions of $3,500 legal fee of the buyer, $1,500 due diligence fee, $10,800 of the placement agent commission, and $15,000 of original issue discount.

The The Company elected the fair value model to account for the convertible note. The fair value was calculated using Mente Carlo valuation method. The fair value on issuance day was  $157,452.

As of December 31, 2025, fair value was estimated as $158,276.

Boot Capital LLC and Vanquish Funding Group Inc.

On December 18, 2025, the Company issued a $112,000 convertible promissory note to Boot Capital LLC, bearing interest at 12% per annum and maturing on September 15, 2026. The purchase price of the note was $100,000, resulting in net proceeds to the Company of $100,000.

On the same date, the Company issued a $137,760 convertible promissory note to Vanquish Funding Group Inc., also bearing interest at 12% per annum and maturing on September 15, 2026. The purchase price of the note was $123,000. After the deduction of legal fees and placement agent commissions, the Company received net proceeds of $101,000.

Both notes include a conversion feature that becomes exercisable upon the occurrence of certain events of default as stipulated in the respective agreements. Management concluded that the likelihood of such default events occurring is remote; therefore, the value of the conversion feature was determined to be minimal.

For the fiscal year ended December 31, 2025, the Company recognized interest expense of $4,020 related to these notes, calculated using the effective interest rate method over the term of the notes.

As of March 24, 2026, we had the additional following convertible securities issued and outstanding:

Vista Capital Investment, LLC

On January 7, 2025, the Company issued a $150,000 convertible promissory note to Vista Capital Investment, LLC bearing interest at 12% per annum and maturing on January 7, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date. The variable conversion feature, which results in a variable number of shares upon settlement, represents an embedded derivative that is not clearly and closely related to the host debt instrument. In accordance with ASC 815, Derivatives and Hedging, this embedded derivative was required to be bifurcated and accounted for separately at fair value.

The total gross proceeds from the note were $110,000. However, the Company received net cash proceeds of $95,000, after deductions of $5,000 of the placement agent commission, and $10,000 of original issue discount.

Repayment Contingency

If the Company elects to repay the convertible notes in cash prior to the date the conversion feature becomes exercisable (six months after the issuance date), the embedded derivative would expire unexercised. In such an event, the derivative liability would be derecognized, and the note would be settled at its principal amount plus any accrued interest through the repayment date. No further remeasurement or fair value adjustments would be required after settlement.

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

As of the date of March 24, 2026, we had 17,077,368 shares of our common stock issued and outstanding. Of these shares currently issued and outstanding:

•	11,531,226 are freely tradable without restrictions (commonly referred to as the “public float”);

•	3,462,210 held by affiliates and are subject to the restrictions and sale limitations imposed by Rule 144; and

•	2,083,932 held by non-affiliates and are subject to the restrictions and sale limitations imposed by Rule 144.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect the then-prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 24, 2026, we did not have any authorized Equity Compensation Plans.

Transfer Agent

Dynamic Stock Transfer, Inc.

15233 Ventura Blvd., Ste. 710

Sherman Oaks, CA  91403

+1 (213) 667-0197

www.dynamicstocktransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration between January 1, 2023 through March 24, 2026.

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

On May 31, 2023, SecureTech canceled 25,000,000 shares of its outstanding common stock held by a related party in exchange for the issuance of 2,500 shares of Series A Preferred Stock. This stock exchange was conducted pursuant to SecureTech’s Share Reduction Plan, an informal plan disclosed via press release on June 1, 2023 following this initial share reduction, with the goal of reducing the overall number of common shares issued and outstanding by means of share exchange agreements (conversion of common shares into preferred shares) and/or outright voluntary cancellation of outstanding common shares. The offers, sales, and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

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

On March 9, 2024, we mutually rescinded an outstanding consulting agreement with Seaside Advisors, LLC (“Seaside”). Pursuant to the associated Mutual Termination and Release of Liability Agreement signed by all parties, Seaside returned 2,500,000 shares of our common stock. These shares were subsequently canceled by SecureTech’s Board of Directors.

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

On June 23, 2025, SecureTech issued 185 unregistered shares of its Series A Preferred Stock, $0.001 par value, to the Seller. These shares were valued at $8,565,500, equating to a per-share value of $46,300.

On November 5, 2025, SecureTech entered into Share Exchange Agreements with two shareholders. In these agreements, an aggregate of 4,000,000 shares of SecureTech's common stock were exchanged for 400 shares of its Series A Preferred Stock, with a par value of $0.001 per share. The common stock shares were canceled as part of SecureTech’s ongoing Share Reduction Plan.

On November 5, 2025, SecureTech issued an aggregate of 56,413 shares of its common stock, $0.001 par value, to two independent consultants. These shares were valued at an aggregate of $224,048.75, or approximately $3.97 per share.

On December 10, 2025, SecureTech issued an aggregate of 6,954 shares of its common stock, $0.001 par value, to an independent consultant. These shares were valued at an aggregate of $29,656, or approximately $4.26 per share.

On December 17, 2025, SecureTech issued an aggregate of 2,172 shares of its common stock, $0.001 par value, to an independent consultant. These shares were valued at an aggregate of $8,101.56, or approximately $3.73 per share. On January 7, 2026, SecureTech entered into Share Exchange Agreements with three shareholders. In these agreements, an aggregate of 14,300,000 shares of SecureTech's common stock were exchanged for 1,430 shares of its Series A Preferred Stock, with a par value of $0.001 per share. The common stock shares were canceled as part of SecureTech’s Share Reduction Plan.

On January 7, 2026, SecureTech entered into Share Exchange Agreements with three shareholders. In these agreements, an aggregate of 14,300,000 shares of SecureTech's common stock were exchanged for 1,430 shares of its Series A Preferred Stock, with a par value of $0.001 per share. The common stock shares were canceled as part of SecureTech’s Share Reduction Plan.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. This section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. You should not place undue reliance on these forward-looking statements, which speak only as of the date of March 24, 2026. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of the risks and uncertainties that could cause actual results to differ from those described in these forward-looking statements, you should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

Business Overview

SecureTech Innovations, Inc. is a technology-driven company focused on developing and commercializing artificial intelligence–driven manufacturing systems, blockchain‑based digital infrastructure, and innovative automotive safety technologies. Our mission is to deliver secure, efficient, and scalable technology solutions across industrial, digital, and consumer markets. We operate through three primary business units—AI UltraProd, Piranha Blockchain, and Terra Nova Technologies (Top Kontrol product line)—each addressing distinct high‑growth sectors with significant long‑term demand drivers. Our portfolio includes:

•	AI UltraProd, acquired on June 23, 2025, now serves as our primary operating business and currently generates substantially all of our consolidated revenues.

•	Piranha Blockchain, an early‑stage enterprise that is focused on building digital‑asset infrastructure and cybersecurity capabilities.

•	Terra Nova Technologies (Top Kontrol product line), a legacy product line undergoing restructuring in preparation for a planned spin‑off onto the OTCQB marketplace.

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

As of December 31, 2025, we had incurred ($1,601,791) in losses since our inception on March 2, 2017. We have not achieved profitability and expect to continue incurring net losses in future fiscal periods. We anticipate significant operating expenses and, consequently, need to generate substantial revenues to achieve profitability, which may never occur. Even if we achieve profitability, sustaining or increasing profitability on an ongoing basis may be challenging, potentially leading to business failure.

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the fiscal years ended December 31, 2025, and 2024.

	Fiscal Years Ended December 31,
	2025	2024
Sales	$7,720,757	$14,235
Cost of goods sold	(5,818,498)	(3,421)
Gross profit	1,902,259	10,814
Operating expenses	(1,666,510)	(414,400)
Profit (loss) from operations	235,749	(403,586)
Other (expense)	(150,041)	(5,854)
Provision for income taxes	(117,590)	-
Net profit (loss)	$203,298	$(409,440)
Less: net profit attributable to non-controlling interests	90,521	-
Net profit (loss) attributable to SecureTech shareholders	$112,777	$(409,440)

Sales

Sales for the fiscal year ended December 31, 2025, totaled $7,720,757, compared to $14,235 for the same period in 2024, representing an increase of $7,706,522, or 54,137.8%, compared to the previous fiscal period. The increase in sales is the result of SecureTech’s acquisition of AI UltraProd. Sales were attributable as follows:

	Fiscal Years Ended December 31,
	2025	2024
AI UltraProd products	$6,793,538	$-
AI UltraProd services	927,219	-
Top Kontrol	-	14,235
Total sales	$7,720,757	$14,235

Cost of Goods Sold

Cost of goods sold for the fiscal year ended December 31, 2025, was $5,818,498, compared to $3,421 for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 75.4% during the fiscal year ended December 31, 2025.

Gross Profit

Gross profit for the fiscal year ended December 31, 2025, was $1,902,259, compared to $10,814 for the same period of 2024. Our gross profit margin was 24.6% during the fiscal year ended December 31, 2025.

Operating Expenses

	Fiscal Years Ended December 31,
	2025	2024
Operating expenses:
General and administrative	$1,366,109	$265,868
Selling and marketing expenses	20,569	-
Research and development	280,261	-
Government grants	(429)	-
Operating expenses	$1,666,510	$265,868

Our operating expenses for the fiscal period consisted of four components: general and administrative expenses, selling and marketing expenses, research and development expenses, and government grants. Total operating expenses were $1,666,510 during the fiscal year ended December 31, 2025, compared to $265,868 for the same period of 2024, representing an increase in operating expenses of $1,400,642, or 526.8%, from the fiscal year ended December 31, 2024. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our profit from operations was $235,749 during the fiscal year ended December 31, 2025, compared with a loss of ($255,054) for the same period of 2024. The swing from an operating loss to an operating profit is the result of SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of change in fair value of notes payable, bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the fiscal year ended December 31, 2025, we had ($150,041) in other income (expense) comprised of ($4,304) in change in fair value of notes payable, $76 in bank interest received on cash deposits, ($77,489) in interest paid on outstanding loans, and ($68,324) in other non-operating expenses.  This compares to ($5,854) in other income (expense) comprised solely of interest paid on outstanding loans for the same period of 2024. The increase in other income (expense) is largely due to SecureTech’s acquisition of AI UltraProd.

Provision for Income Taxes

During the fiscal year ended December 31, 2025, we recorded a tax deferral gain of $117,590, compared to no provision for income taxes during the same period of 2024. The tax deferral gain is the result of SecureTech’s acquisition of AI UltraProd.

Net Profit (Loss)

The result was that our net profit was $203,298 during the fiscal year ended December 31, 2025, compared with a net loss of ($258,892) for the same period of 2024. After taking into consideration non-controlling interests of $90,521 for the fiscal year ended December 31, 2025, SecureTech generated a net profit of $112,777 that was attributable to SecureTech’s shareholders, and is the result from SecureTech’s acquisition of AI UltraProd.

Total Stockholders’ Equity (Deficit)

Our stockholders’ equity was $10,599,938 as of December 31, 2025 compared to a stockholders’ deficit of ($440,042) on December 31, 2024. The improvement in stockholders’ equity is primarily the result from SecureTech’s acquisition of AI UltraProd.

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

As of December 31, 2025, SecureTech Innovations, Inc. had cash and cash equivalents of $233,825, compared to no cash balances at December 31, 2024. The increase reflects cash generated from operations and financing activities during the fiscal year. Total current assets were $8.7 million, primarily consisting of accounts receivable of $3.1 million, inventories of $1.9 million, and prepayments of $3.4 million. Non-current assets totaled $10.2 million, driven largely by acquired intangible assets (patents) and goodwill recognized in connection with the acquisition of AI UltraProd.

Total current liabilities increased to $6.4 million as of December 31, 2025, compared to $0.4 million as of December 31, 2024. Total current liabilities primarily consisted of short-term borrowings of $2.5 million, accounts payable of $1.5 million, and accrued expenses of $1.3 million. Non-current liabilities were $0.7 million, consisting of operating lease obligations and deferred tax liabilities. As a result, total liabilities were $7.1 million, and total stockholders’ equity improved to $10.6 million, compared to a deficit of $0.4 million at year-end 2024.

For the fiscal year ended December 31, 2025, SecureTech generated revenues of $7.7 million and reported net income attributable to shareholders of $0.1 million, compared to a net loss of $0.3 million for the same period in 2024. Gross profit was $1.9 million, reflecting a gross margin of approximately 24.6%. Operating cash flows for the period were impacted by working capital changes, including increases in receivables, inventories, and prepayments associated with scaling AI UltraProd operations.

Cash Flows

For the fiscal year ended December 31, 2025:

•Operating activities: Net cash used in operating activities increased to approximately $0.9 million from $0.05 million during the same period in 2024. The rise in cash used by operating activities is mainly due to increases of $2.2 million in accounts receivable, $0.7 million in inventories, and $0.5 million in prepayments related to scaling AI UltraProd operations. These increases in current assets reflect SecureTech’s growth path but also indicate short-term liquidity needs.

•Investing activities: Net cash used in investing activities during the fiscal year ended December 31, 2025, was primarily related to the acquisition of AI UltraProd and capital expenditures for equipment. We did not have material investing cash flows in the prior year period.

•Financing activities: Net cash provided by financing activities during the fiscal year ended December 31, 2025, was driven by short-term borrowings of $1.1 million, proceeds of $0.6 million from the issuance of notes payable, issuance of preferred shares in connection with the AI UltraProd acquisition, and issuance of common shares for cash. These financing activities were critical to supporting operations and funding strategic initiatives. In the prior year period, financing cash flows were limited to small issuances of common stock.

•Overall change in cash: As a result of the above activities, cash and cash equivalents increased to $233,825 at December 31, 2025, compared to no cash balances at December 31, 2024. Management believes that existing cash resources, together with anticipated operating cash flows, will be sufficient to meet near-term obligations. However, execution of our growth strategy — including a planned uplisting to a national exchange, continued M&A activity, and the spin-off of Top Kontrol — will require additional capital. We expect to pursue a combination of additional bridge financing, longer-term debt facilities, and equity issuances to support these initiatives

Liquidity Outlook

Management believes that existing cash resources, together with anticipated revenues from AI UltraProd and other subsidiaries, will be sufficient to meet operating needs over the next twelve months. However, the Company’s growth strategy — including planned uplisting to a national exchange, continued M&A activity, and the spin-off of Top Kontrol — will require additional capital. We expect to pursue a combination of additional short-term bridge financing, longer-term debt facilities, and equity issuances to support these initiatives. There can be no assurance that such financing will be available on favorable terms, or at all.

SecureTech’s ability to continue as a going concern is dependent upon successful execution of its recapitalization strategy, maintaining positive cash flows from operations, and securing additional financing as needed. Management continues to monitor liquidity closely and is committed to aligning expenditures with available resources while pursuing strategic growth opportunities.

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their audit report dated March 24, 2025. This report is included in our Annual Report on Form 10-K filed with the SEC on March 24, 2025. This opinion indicates that our auditors believe there is substantial doubt about our ability to continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of December 31, 2025, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, SecureTech had no cash equivalents.

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

Revenue Recognition; ASC 606 Five-Step Model

Under ASC 606, SecureTech recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to performance obligations; and (5) recognize revenue as, or when, control of each performance obligation is transferred.

For services transferred over time, revenue is recognized based on progress toward satisfaction of the performance obligation. For performance obligations satisfied at a point in time, revenue is recognized when control passes to the customer.

Sales of Goods

SecureTech recognizes revenue from the sale of (i) robotic products and related hardware, (ii) derivative products, and (iii) Top Kontrol product line offerings when control of the goods transfers to the customer. For these arrangements, SecureTech’s performance obligation is satisfied upon completion of delivery and installation of the related hardware and software.

Hardware and software products are delivered using SecureTech’s employees and inventory purchased from third‑party vendors. SecureTech has concluded that it acts as the principal in these transactions because it controls the goods and services before they are transferred to the customer, is primarily responsible for fulfilling the promise to deliver and install the products, and bears the risk of loss while inventory is in transit. Accordingly, revenue is recognized on a gross basis at a point in time when control transfers to the customer.

Robotic products and hardware equipment include systems used in construction, renewable energy, port logistics, and autonomous warehousing. Sales revenue also includes turnkey hardware and equipment solutions for AI computing centers, smart hospitals, smart campuses, smart water management systems, and other intelligent infrastructure applications.

Derivative products include specialized 3D printing materials (such as Geo Mix and Geo Add), customized 3D‑printed finished goods, and spare parts and accessories for 3D printing and other robotic systems.

Top Kontrol products represent sales from SecureTech’s legacy Top Kontrol product line.

SecureTech accepts returns only for defective or non‑conforming products due to manufacturing or workmanship issues, typically within 10–30 days of customer receipt. For the years ended December 31, 2025 and 2024, SecureTech was not aware of any material claims related to product returns. Warranty provisions as of December 31, 2025 and 2024 were immaterial.

Service Revenue

SecureTech generates service revenue from technical, consulting, and advisory services related to its robotic and hardware product offerings. These services include: (i) installation and commissioning of equipment; (ii) 3D engineering design services for 3D printing applications; (iii) on‑site technical support and professional training; (iv) solution design for AI computing centers; (v) intelligent transformation services for traditional sectors (such as smart hospitals, smart campuses, and smart water systems); and (vi) equipment upgrades, maintenance, and repair services.

Service arrangements are typically governed by tender documents or contracts that specify the transaction price, scope of services, and payment terms. Revenue from these services is recognized over time as the services are performed because the customer simultaneously receives and consumes the benefits of SecureTech’s performance. The primary performance obligation is the ongoing support and maintenance provided throughout the contract term, which is generally satisfied based on the passage of time. Standard payment terms are 30 days from the invoice date.

Software support and maintenance services are delivered using SecureTech’s employees and independent vendors. SecureTech has determined that it acts as the principal in these arrangements and therefore recognizes revenue on a gross basis.

Transaction prices are fixed and agreed upon before services are performed. Contracts do not include provisions for refunds or returns. For the year ended December 31, 2025, SecureTech was not aware of any material claims related to repair or inspection services.

Contracts with Multiple Performance Obligations

Certain customer contracts include a combination of equipment, materials, and services (for example, the sale of 3D printing robots bundled with design services, materials, installation, and training). For these arrangements, SecureTech identifies each distinct performance obligation and allocates the transaction price based on the relative standalone selling prices of each component. Revenue is recognized for each performance obligation when the related goods or services are transferred to the customer.

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

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SecureTech Innovations, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SecureTech Innovations, Inc. and its subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then end, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred negative cash flows from operating activities over the past two years and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Table of ContentsIndex to Financial Statements

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

Gary Cheng CPA Limited

We have served as the Company’s auditor since 2025.

Hong Kong

March 24, 2026

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

The Woodlands, TX

March 31, 2025

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	December 31, 2025	December 31, 2024
Current assets:
Cash and equivalents		$233,825	$—
Accounts receivable, net	5	3,118,317	—
Amounts due from related parties	10	24,098	—
Inventories	4	1,946,203	—
Prepayments and other current assets	11	3,383,420	1,114
Total current assets		$8,705,863	$1,114

Non-current assets:
Equipment, net	1	$312,229	$2,503
Operating lease right-of-use, net		291,444	—
Intangible assets, patents		3,485,120	—
Goodwill	3	5,977,783	—
Deferred tax asset	12	117,177	—
Total non-current assets		$10,183,753	$2,503

Total assets:		$18,889,616	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	December 31, 2025	December 31, 2024
Current liabilities:
Accounts payable		$1,483,093	$14,205
Accounts payable, related parties		63,113	50,978
Accrued payroll, related parties	10	59,498	322,448
Amounts due to related parties		4,581	—
Contract liabilities	6	164,336	—
Notes payable		551,822	—
Notes payable, related parties		192,464	39,611
Operating lease liabilities, current portion		99,298
Short-term borrowings	7	2,499,607	—
Accrued expenses and other current liabilities		1,254,422	16,417
Total current liabilities		$6,372,234	$443,659

Non-current liabilities:
Operating lease liabilities, net of current portion		$194,720	$—
Deferred tax liabilities		548,190	—
Total non-current liabilities		$742,910	$—

Total liabilities:		$7,115,144	$443,659

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 18,295 and 13,400 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 31,377,368 and 78,086,881 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		31,377	78,087
Contingent consideration	8	1,652,910	—
Additional paid in capital		10,440,535	1,196,426
Accumulated deficit		(1,601,791)	(1,714,568)
Accumulated other comprehensive loss		76,889	—

Total equity attributable to:
SecureTech shareholders		$10,599,938	$(440,042)
Non-controlling interests		1,174,534	—
Total stockholders’ equity (deficit)		$11,774,472	$(440,042)

Total liabilities and stockholders’ equity		$18,889,616	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Revenues:
Sales of goods	$6,793,538	$14,235
Service revenue	927,219	—
Total revenues	7,720,757	14,235

Cost of revenues	5,818,498	3,421
Gross profit	1,902,259	10,814

Operating expenses:
General and administrative	$1,366,109	$414,400
Selling and marketing expenses	20,569	—
Research and development	280,261	—
Government grants	(429)	—
Total operating expenses	1,666,510	414,400

Income (loss) from operations	235,749	(403,586)

Other income (expenses):
Change in fair value of notes payable	$(4,304)	$—
Interest income	76	—
Interest expense	(77,489)	(5,854)
Others, net	(68,324)	—
Total other income (expenses)	(150,041)	(5,854)

Income (loss) before income taxes	$85,708	$(409,440)

Provision for income taxes	$(117,590)	—

Net profit (loss) before allocation to non-controlling interests	$203,298	$(409,440)

Less: Net profit attributable to non-controlling interests	90,521	—

Net profit (loss) attributable to SecureTech shareholders	$112,777	$(409,440)

Earnings (loss) per share:
Basic	$0.00 *	$(0.01)
Diluted	$0.00 *	$(0.01)

Weighted average common shares outstanding:
Basic	40,010,980	78,148,402
Diluted	222,960,980	78,148,402

* Less than US$0.005

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2023 to December 31, 2025

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	—	($1,305,128)	—	($148,871)	—	($148,871)

Issuance of common shares for cash	—	—	20,000	20	14,980	—	—	—	15,000	—	15,000

Issuance of common shares for conversion of debt	—	—	100,000,000	100,000	(50,000)	—	—	—	50,000	—	50,000

Share exchange, related party	10,200	10	(101,795,774)	(101,796)	152,843	—	—	—	51,057	—	51,057

Imputed interest	—	—	—	—	2,212	—	—	—	2,212	—	2,212

Net gain (loss)	—	—	—	—	—	—	—	—	(409,440)	—	(409,440)
Balance as of December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	$(440,042)	—	$(440,042)

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2023 to December 31, 2025

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	$(440,042)	—	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	—	322,448	—	322,448
Issuance of common shares to consultants	—	—	65,539	65	261,742	—	—	—	261,807	—	261,807
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	—	10,218,410	1,135,379	11,353,789
Share exchange	500	1	(5,000,000)	(5,000)	4,999	—	—	—	—	—	—
Share exchange, related parties	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	76,889	76,889		76,889
Imputed interest	—	—	—	—	5,152	—	—	—	5,152	—	5,152
Acquisition of non-controlling interest	—	—	—	—	37,497	—	—	—	37,497	(51,366)	(13,869)
Net gain (loss)	—	—	—	—	—	—	112,777	—	112,777	90,521	203,298
Balance as of December 31, 2025	18,295	$18	31,377,368	$31,377	$10,440,535	$1,652,910	($1,601,791)	$76,889	$10,599,938	$1,174,534	$11,774,472

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Cash flows from operating activities:
Net profit (loss)	$203,298	$(409,440)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	42,765	983
Amortization of intangible assets	183,427	—
Loss on disposal of equipment	80,835	—
Imputed and amortized interest	9,172	2,212
Loss on issuance of notes payable	46,139	—
Change in fair value of notes payable	4,304	—
Stock-based compensation expense	261,807	51,057
Amortization of operating lease right-of-use assets	45,481	—
Deferred income taxes	(117,590)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,153,178)	—
(Increase) decrease in inventories	(690,206)	13,656
Decrease in amounts due from related parties	45,802	—
Decrease in prepayments and other current assets	(466,164)	(26)
Increase in operating lease right-of-use assets, net	27,803	—
Increase in accounts payable	620,596	8,326
Increase in accounts payable, related parties	12,135	60,978
Decrease in contract liabilities	(192,787)	—
Decrease in other payables, related party	(49,043)	—
Decrease in operating lease liabilities	(66,138)	—
Increase in accrued expenses and other current liabilities	1,228,974	211,656

Net cash used in operating activities	(922,568)	(60,598)

Cash flows from investing activities:
Acquisition of equipment	$(228,907)	$—
Cash acquired from the acquisition of subsidiaries	364,311	—
Net cash provided by investing activities	$135,404	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$15,000
Proceeds from notes payable	606,400	39,611
Proceeds from short-term borrowings	1,126,588	—
Payments on short-term borrowings	(792,209)	—
Net cash provided by financing activities	$945,779	$54,611

Net increase (decrease) in cash	158,615	(5,987)

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Cash – beginning of period	—	5,987

Effects of exchange rate changes on cash	75,210	—

Cash – end of period	$233,825	$—

Cash paid for income taxes	$—	$—

Cash paid for interest	$72,203	$4,026

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares as consideration for the acquisition of AI UltraProd	$8,565,500	$—
Recognition of contingent consideration related to the acquisition of AI UltraProd	$1,652,910	$—
Assets acquired and liabilities assumed in the acquisition of AI UltraProd:
Increase in cash and equivalents	$364,311	$—
Increase in accounts receivable, net	965,139	—
Increase in amounts due from related parties	69,900	—
Increase in inventories	1,255,997	—
Increase in prepayments and other current assets	2,916,142	—
Increase in equipment, net	204,419	—
Increase in operating lease right-of-use assets, net	27,803	—
Increase in intangible assets, patents	3,668,547	—
Increase in goodwill	5,977,783	—
Total assets acquired	$15,450,041	$—

Accounts payable assumed	848,292	—
Contract liabilities assumed	357,123	—
Short-term borrowings assumed	2,165,228	—
Operating lease liabilities, current portion assumed	23,231	—
Accrued expenses and other current liabilities assumed	98,472	—
Amounts due to related parties assumed	53,624	—
Deferred tax liabilities assumed	550,282	—
Total liabilities assumed	$4,096,252	$—

Non-controlling interests	$1,135,379	$—

Net assets acquired	$10,218,410	$—

Non-cash financing activities:
Issuance of shares for accrued payroll	$322,448	$—
Settlement of accounts payable, related party	—	50,000
Exchange of common shares for preferred shares	5,000	—
Exchange of common shares for preferred shares, related party	$42,100	$101,796

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2025, and 2024.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents.

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

Repair and maintenance costs are expensed as incurred. Costs associated with improvements that extend the life, increase the capacity, or improve the efficiency of our property and equipment are capitalized and depreciated over the asset's remaining useful life. Gains and losses on the disposition of equipment are reflected in operations. Depreciation is provided using the straight-line method over the assets' estimated useful lives.

Depreciation expenses totaled $42,765 and $983 for the fiscal years ended December 31, 2025 and 2024, respectively. Cumulative depreciation for each asset class is as follows:

	As of December 31, 2025	As of December 31, 2024

Machinery equipment	$278,659	$—
Computer, software, and equipment	90,909	4,916
Furniture, fixtures, and equipment	27,916	—
Equipment	$397,484	$4,916
Less: Accumulated depreciation	(85,255)	(2,413)
Equipment, net	$312,229	$2,503

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

Sales of Goods

The Company recognizes revenue from the sale of (i) robotic products and related hardware, (ii) derivative products, and (iii) Top Kontrol product line offerings when control of the goods transfers to the customer. For these arrangements, the Company’s performance obligation is satisfied upon completion of delivery and installation of the related hardware and software.

Hardware and software products are delivered using the Company’s employees and inventory purchased from third‑party vendors. The Company has concluded that it acts as the principal in these transactions because it controls the goods and services before they are transferred to the customer, is primarily responsible for fulfilling the promise to deliver and install the products, and bears the risk of loss while inventory is in transit. Accordingly, revenue is recognized on a gross basis at a point in time when control transfers to the customer.

Robotic products and hardware equipment include systems used in construction, renewable energy, port logistics, and autonomous warehousing. Sales revenue also includes turnkey hardware and equipment solutions for AI computing centers, smart hospitals, smart campuses, smart water management systems, and other intelligent infrastructure applications.

Derivative products include specialized 3D printing materials (such as Geo Mix and Geo Add), customized 3D‑printed finished goods, and spare parts and accessories for 3D printing and other robotic systems.

Top Kontrol products represent sales from the Company’s legacy Top Kontrol product line.

The Company accepts returns only for defective or non‑conforming products due to manufacturing or workmanship issues, typically within 10–30 days of customer receipt. For the years ended December 31, 2025 and 2024, the Company was not aware of any material claims related to product returns. Warranty provisions as of December 31, 2025 and 2024 were immaterial.

Service Revenue

The Company generates service revenue from technical, consulting, and advisory services related to its robotic and hardware product offerings. These services include: (i) installation and commissioning of equipment; (ii) 3D engineering design services for 3D printing applications; (iii) on‑site technical support and professional training; (iv) solution design for AI computing centers; (v) intelligent transformation services for traditional sectors (such as smart hospitals, smart campuses, and smart water systems); and (vi) equipment upgrades, maintenance, and repair services.

Service arrangements are typically governed by tender documents or contracts that specify the transaction price, scope of services, and payment terms. Revenue from these services is recognized over time as the services are performed because the customer simultaneously receives and consumes the benefits of the Company’s performance. The primary performance obligation is the ongoing support and maintenance provided throughout the contract term, which is generally satisfied based on the passage of time. Standard payment terms are 30 days from the invoice date.

Software support and maintenance services are delivered using the Company’s employees and independent vendors. The Company has determined that it acts as the principal in these arrangements and therefore recognizes revenue on a gross basis.

Transaction prices are fixed and agreed upon before services are performed. Contracts do not include provisions for refunds or returns. For the year ended December 31, 2025, SecureTech was not aware of any material claims related to repair or inspection services.

Contracts with Multiple Performance Obligations

Certain customer contracts include a combination of equipment, materials, and services (for example, the sale of 3D printing robots bundled with design services, materials, installation, and training). For these arrangements, the Company identifies each distinct performance obligation and allocates the transaction price based on the relative standalone selling prices of each component. Revenue is recognized for each performance obligation when the related goods or services are transferred to the customer.

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

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of December 31, 2025:

Subsidiaries (Entity Name)	Jurisdiction	SecureTech Ownership	Principal Activities

AI UltraProd, Inc.	Wyoming	100.0%	US holding company for AI 3D printing and additive manufacturing assets
Aiultraprod Group Limited	Hong Kong	100.0%	IP holding & Asia-Pacific sales hub
Zhejiang Jizhu Technology Company Limited	PRC	90.0% (indirect)	R&D, 3D printing, robotics manufacturing, and materials
Jizhu Technology (Huzhou) Company Limited	PRC	89.3% (indirect)	Scientific research and technical services
Piranha Blockchain, Inc.	Wyoming	100.0%	Cybersecurity & blockchain platforms
Piranha Blockchain, Ltd.	Anguilla	100.0%	International digital-asset services
Terra Nova Technologies, Inc.	Wyoming	100.0%	Top Kontrol brand holding entity
Top Kontrol, LLC	Wyoming	100.0%	Anti-theft/anti-carjacking systems

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

The results of operations of the acquired entities are included in the Company’s consolidated statements of operations beginning June 23, 2025. The allocation of the purchase price resulted in recognition of $5,977,783 of goodwill, as described in Note 3, and $1,652,910 of contingent consideration related to a potential issuance of Series A Preferred Stock.

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

The following exchange rates are used for translation:

	For the fiscal year ended December 31, 2025
Currency Exchange	Period End	Average Rate

USD to RMB	6.9931	7.1235
USD to HKD	7.7833	7.7994

Fiscal Year

The Company elected December 31st for its fiscal year end.

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation.

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

In October 2023, the FASB issued Accounting Standards Updates (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosures requirements included in ASU 2023-07 are required for all public entities, including those with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, on a retrospective basis, and early adoption is permitted. The adoption did not have material impact on the Company’s consolidated financial statement.

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company does not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements and disclosures.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company will apply the guidance in ASU 2023-09 for annual periods beginning after December 15, 2024, and will enhance its income tax disclosures in accordance with the requirements. The adoption will be applied prospectively and is not anticipated to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently reviewing the provisions of this guidance, has not yet adopted the standard, and does not currently expect adoption of ASU 2025-05 to have a material effect on the consolidated financial statements.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the consolidated balance sheets, statements of operations, and cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has experienced negative cash flows from operations. As of December 31, 2025, however, the Company reported net income attributable to shareholders of $112,777 for the fiscal year and positive gross profit of $1,902,259. Cash and cash equivalents totaled $233,825 as of December 31, 2025, compared to no cash and cash equivalents balance as of December 31, 2024.

Despite these improvements, the Company’s ability to continue as a going concern is dependent upon successfully executing its growth strategy, maintaining profitability, and securing additional financing to fund working capital requirements and strategic initiatives. Current liabilities of $6,372,234 exceed cash on hand, and management anticipates the need for bridge financing, longer‑term debt facilities, and/or equity issuances to support operations, planned uplisting to a national exchange, and the spin‑off of Top Kontrol.

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of December 31, 2025, the Company’s goodwill balance was $5,977,783, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

The goodwill is attributable primarily to the expected synergies from integrating AI UltraProd’s proprietary technologies, assembled workforce, and established market presence with the Company’s existing operations.

In accordance with ASC 350, goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. As of December 31, 2025, no impairment indicators were identified. The Company expects to perform its next annual goodwill impairment assessment during the fiscal year ended December 31, 2026.

NOTE 4 – INVENTORIES, NET

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Inventories:
Raw materials and work-in-progress	$984,357	$—
Finished goods	961,846	—
Gross inventories	1,946,203	—
Inventory valuation reserves	—	—
Inventories, net	$1,946,203	$—

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of December 31,
	2025	2024

Accounts receivable	$3,118,317	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$3,118,317	$—

NOTE 6 – CONTRACT LIABILITIES

The Company’s contract liabilities primarily relate to unsatisfied performance obligations when payment has been received from customers before the Company’s products or services are delivered. Contract liabilities amounted to $164,336 and $-0- as of December 31, 2025 and 2024, respectively.

Contract liabilities consist of the following:

	As of December 31,
	2025	2024

Contract liabilities	$164,336	$—

NOTE 7 – SHORT-TERM BORROWINGS

As of December 31, 2025, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 17,480,000 (equivalent to US$2,499,607) from banks in the PRC, with interest rates ranging from 3.15% to 6.53% per annum. Interest payments are due quarterly.

Short-term borrowings are as follows:

	As of December 31,
	2025	2024

Unsecured short-term borrowings from PRC banks	$2,499,607	$—
Total short-term borrowings, net	$2,499,607	$—

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

Series A Preferred Stock Issuances

During the fiscal year ended December 31, 2024, the Company issued 10,200 Series A Preferred Stock shares pursuant to Share Exchange Agreements with one related party stockholder. On December 31, 2024, the Company had one class of preferred stock, Series A Preferred Stock, and 13,400 shares of it issued and outstanding.

During the fiscal year ended December 31, 2025, the Company issued an aggregate of 4,710 shares of Series A Preferred Stock pursuant to four Share Exchange Agreements; 500 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

The Company also issued 185 shares of its Series A Preferred Stock in conjunction with its acquisition of 100% of Aiultraprod Group Limited. These shares were valued at US$8,565,500, which equates to a per-share value of US$46,300. As of December 31, 2025, the Company had one class of preferred stock, Series A Preferred Stock, and 18,295 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Issuances for Settlement of Accrued Payroll

During the fiscal year ended December 31, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

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

During the fiscal year ended December 31, 2025, the Company issued an aggregate of 4,710 shares of Series A Preferred Stock in exchange for an aggregate of 47,100,000 shares of its common stock pursuant to Share Exchange Agreements; 500 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Share Issuances to Consultants

During the fiscal year ended December 31, 2025, the Company issued an aggregate of 65,539 shares of common stock to three consultants as compensation in lieu of cash. These shares were valued at an aggregate of $261,742, representing an average of $3.99 a share.

Share Issuances for Cash

During the fiscal ended December 31, 2023, the Company sold an aggregate of 23,570 shares of its common stock, $0.001 par value, in exchange for $41,250 in cash, or about $1.75 a share.

During the fiscal year ended December 31, 2025, the Company issued an aggregate of 2,500 shares of common stock to one investor in exchange for $5,000 in cash, or $2.00 per share.

As of December 31, 2025, the Company had 31,377,368 shares of common stock issued and outstanding.

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

	For the Fiscal Years Ended December 31,
	2025	2024

Revenue from external customers	$7,720,757	$14,235

Reconciliation of revenue:
Less: Cost of goods sold	5,818,498	3,421
Segment gross profit	$1,902,259	$10,814

Less:
Salaries and payroll	351,457	63,000
Other segment items(1)	1,315,053	202,868
Segment net profit (loss)	$235,749	$(255,054)

Reconciliation of loss:
Other expense, net	(150,041)	(3,838)
Net profit (loss) before income taxes	$85,708	$(258,892)

Other segment items comprising segment net loss include depreciation and amortization expenses, professional fees, marketing expenses, occupancy expenses, travel expenses, research and development expenses, and certain overhead expenses.

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

As of December 31, 2025, an aggregate of 100,100,000 Founder’s Shares have been returned to the Company and cancelled, including 67,100,000 pursuant to a series of Share Exchange Agreements described below.

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

During the fiscal year ended December 31, 2025, the Company entered into Share Exchange Agreements with two of its Founders, Kao Lee and Abdikarim Farah, whereby it issued an aggregate of 4,210 shares of its Series A Preferred Stock in exchange for an aggregate of 42,100,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Accrued Payroll

During the fiscal year ended December 31, 2025, the Company issued 322,448 shares of common stock as payment in place of cash to settle $322,448 in unpaid wages and commissions owed to employees and an independent sales representative. The value of the common stock issued was based on the closing price of the Company’s common stock on the date of issuance, which was $1.00 per share, and no gain or loss was recognized as a result.

As of December 31, 2025, the Company had aggregated $59,498 in related party accrued payroll, consisting solely of accrued payroll.

As of December 31, 2024, the Company had aggregated $322,448 in related party accrued payroll, consisting of $311,812 in accrued payroll and $10,636 in accrued employer taxes.

Amounts Due to Related Parties and Imputed Interest

As of December 31, 2025, the Company had notes payable due to related parties aggregating $192,464 with stated interest rates between 0% and 10% per annum. For the fiscal year ended December 31, 2025, the Company accrued imputed interest expense of $5,152 on notes with below market or no stated interest, which was deemed as related parties devotion and recorded in additional paid-in capital. Accrued interest expense of $10,853 and recorded in the consolidated financial statement income. As of December 31, 2025, the interest payables of $10,853 was included in the notes payable, related parties. The related parties have agreed to suspend stated maturity dates without penalty until the Company raises sufficient funds.

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

Amounts Due From Related Parties

During the fiscal year ended December 31, 2025, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $24,098 to related parties for business expenditures paid on behalf of the Company and paid rental to relate parties of $12,040. As of December 31, 2025, the receivable balance of $24,098 was reported as amounts due from related parties.

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of December 31,
	2025	2024

Advances to suppliers	$3,347,249	$—
Deductible VAT	8,968	—
Deposits	27,203	—
Prepayments and other assets	$3,383,420	$—

Advances to suppliers of $3,383,420 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 12 – INCOME TAXES

The Company’s provision for income taxes consisted of:

	As of December 31,
	2025	2024

Current income tax expense	$—	$—
Deferred income taxes	(117,590)	—
Provision for income taxes	$(117,590)	$—

The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are attributable to the following:

	As of December 31,
	2025	2024

Deferred tax assets:
Lease liability	$54,888	$—
Deductible advertising expense carryforwards (PRC)	985	—
Fair value change on notes payable	904	—
Net operating loss carryforwards	714,722	360,059
Valuation allowance	(625,858)	(360,059)
Total deferred tax assets	$145,641	$—

Deferred tax liabilities:
Intangible assets identified from acquisition	$(522,768)	$—
Right-of-use-assets	(53,886)	—
Total deferred tax liabilities	$(576,654)	$—

Net deferred tax assets	$117,177	$—

Net deferred tax liabilities	$(548,190)	$—

Reconciliation of the effective income tax rate is as follows:

	As of December 31,
	2025	2024

Profit (loss) before tax	$85,708	$(409,440)
Statutory income tax rate	21,427	(85,982)
Effect of preferential tax rates for high-technology	(133,538)	—
Non-deductible expenses	47,067	—
Effect of deferred income tax arising from operating lease	(984)	—
Utilization of previous year’s tax loss	(201,057)	—
Recognition of unrecognized deferred tax assets arising from previous year’s tax loss	(115,561)	—
Effect of different tax jurisdictions	37,468	—
Effect of reversal of deferred tax liability arising from acquisition	(27,514)	—
Change in valuation allowance	255,102	85,982
Income tax expense	$(117,590)	$—

Summary of the Company’s tax valuation allowance:

	As of December 31,
	2025	2024

Beginning balance	$370,756	$274,077
Increase in valuation allowance	255,102	85,982
Ending balance	$625,858	$360,059

NOTE 13 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares canceled during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed conversion of all outstanding convertible securities. Diluted earnings (loss) per share were the same as basic net income (loss) per share for the fiscal year ended December 31, 2024, as shares issuable upon the conversion of the then-outstanding convertible securities were anti-dilutive as a result of the net loss incurred for those periods.

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the fiscal years ended December 31,
	2025		2024

Numerator:
Net income (loss)	$203,298		$(258,892)

Denominator:
Basic – weighted average shares outstanding	40,010,980		78,170,883
Effect of dilutive securities:
Convertible note	—		—
Series A preferred shares	182,950,000		—
Diluted – weighted average shares outstanding	222,960,980		78,076,881

Earnings (loss) per share:
Basic	$0.00	*	$(0.00	)*
Diluted	$0.00	*	$(0.00	)*

* Less than US$0.005

NOTE 14 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

CFI Capital LLC Convertible Note

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

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Mente Carlo valuation method. The fair value on issuance day was $158,687.

As of December 31, 2025, fair value was estimated as $162,167.

Labry’s Fund II Convertible Note

On December 10, 2025, the Company issued a $150,000 convertible promissory note to Labrys Fund II, LP bearing interest at 6% per annum and maturing on December 10, 2026. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The total gross proceeds from the note were $150,000. However, the Company received net cash proceeds of $119,200, after deductions of $3,500 legal fee of the buyer, $1,500 due diligence fee, $10,800 of the placement agent commission, and $15,000 of original issue discount.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Mente Carlo valuation method. The fair value on issuance day was $157,452.

As of December 31, 2025, fair value was estimated as $158,276.

Boot Capital LLC and Vanquish Funding Group Inc.

On December 18, 2025, the Company issued a $112,000 convertible promissory note to Boot Capital LLC, bearing interest at 12% per annum and maturing on September 15, 2026. The purchase price of the note was $100,000, resulting in net proceeds to the Company of $100,000.

On the same date, the Company issued a $137,760 convertible promissory note to Vanquish Funding Group Inc., also bearing interest at 12% per annum and maturing on September 15, 2026. The purchase price of the note was $123,000. After the deduction of legal fees and placement agent commissions, the Company received net proceeds of $101,000.

Both notes include a conversion feature that becomes exercisable upon the occurrence of certain events of default as stipulated in the respective agreements. Management concluded that the likelihood of such default events occurring is remote; therefore, the value of the conversion feature was determined to be minimal.

For the fiscal year ended December 31, 2025, the Company recognized interest expense of $4,020 related to these notes, calculated using the effective interest rate method over the term of the notes.

Repayment Contingency

If the Company elects to repay the convertible notes in cash prior to the date the conversion feature becomes exercisable (six months after the issuance date), the embedded derivative would expire unexercised. In such an event, the derivative liability would be derecognized, and the note would be settled at its principal amount plus any accrued interest through the repayment date. No further remeasurement or fair value adjustments would be required after settlement.

NOTE 15 – CONTINGENCY/LEGAL

As of December 31, 2025, no director, executive officer, or promoter has been involved in legal proceedings requiring disclosure under Item 103 of Regulation S‑K during the past ten years. From time to time, the Company may be subject to routine litigation incidental to its business. The Company is not a party to any pending legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up to March 24, 2025, the date the December 31, 2025 financial statements were available to be issued.

Issuance of Convertible Note

On January 7, 2025, the Company issued a $150,000 convertible promissory note to Vista Capital Investment, LLC bearing interest at 12% per annum and maturing on January 7, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date. The variable conversion feature, which results in a variable number of shares upon settlement, represents an embedded derivative that is not clearly and closely related to the host debt instrument. In accordance with ASC 815, Derivatives and Hedging, this embedded derivative was required to be bifurcated and accounted for separately at fair value.

The total gross proceeds from the note were $110,000. However, the Company received net cash proceeds of $95,000, after deductions of $5,000 of the placement agent commission, and $10,000 of original issue discount.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of December 31, 2025, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of December 31, 2025.

Management believes that in order to cure the aforementioned material weaknesses, SecureTech needs to take the following steps:

•	Expand our current board of directors to include additional independent individuals who are willing to perform directorial functions; and

•	Establish an Audit Committee comprised solely of independent directors.

Management believes that addressing the identified material weaknesses requires adding at least three independent directors with appropriate professional business and accounting experience, a solid understanding of U.S. GAAP, and familiarity with securities regulatory compliance and financial reporting requirements.

As of December 31, 2025, SecureTech was actively seeking qualified independent director candidates and plans to appoint at least three new independent board members simultaneously with our investment banker’s pending application to list our common stock on Nasdaq. These directors are expected to serve on the Company’s Independent Audit Committee.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position(s)

J. Scott Sitra	53	President, Chief Executive Officer, and Director
Anthony Vang	54	Treasurer, Secretary, and Director
Kao Lee	56	President and Chief Executive Officer, Top Kontrol, LLC

J. Scott Sitra, 53, has served as our President, Chief Executive Officer, and member of our Board of Directors since January 2025. Mr. Sitra has over 37 years of professional experience in securities and global regulatory compliance. He has held senior positions in various public companies, guiding them through various phases of business, including early-stage formation, raising capital, establishing international supply chains, product development and launches, and pursuing merger & acquisition opportunities. Mr. Sitra’s private consulting firm, Taurus Financial Partners, LLC (“Taurus”), has played a key role in supporting SecureTech’s regulatory compliance since its inception, making him well-acquainted with the company's operations. Before joining SecureTech, Mr. Sitra founded Taurus in 2010 as an international management and financial consulting firm specializing in taking private companies public on to the US OTC marketplace and assisting clients in maintaining regulatory compliance with all applicable securities rules and business regulations. Mr. Sitra will concurrently serve as President and CEO of Taurus.

Anthony Vang, 54, is a co-founder and has served as our Treasurer, Secretary, and member of our Board of Directors since our inception in March 2017. Mr. Vang concurrently serves as a Director of Shongkawh, LLC (since its inception in 2009), a research and development firm focused on personal and automobile security and safety devices and technologies. Before co-founding SecureTech and Shongkawh, Mr. Vang served as a Director of Evergreen Home Healthcare Company from 2005 through 2009. At Evergreen, he assisted with obtaining regulatory licenses, procuring new business and contracts, and overseeing the company's general management.

Kao Lee, 56, is a co-founder and served as our President, Chief Executive Officer, and member of our Board of Directors since our inception in March 2017. In January 2025, Mr. Lee transitioned from these roles to become the General Manager of Top Kontrol, eventually assuming the positions of President and CEO of Top Kontrol, LLC, a wholly-owned subsidiary of SecureTech. In his current role, he focuses on innovating and advancing the Top Kontrol product line. Mr. Lee also co-founded Shongkawh, LLC, in 2009, where he concurrently serves as President and CEO. Shongkawh is a research and development firm dedicated to personal and automobile security and safety devices and technologies. At Shongkawh, Mr. Lee's responsibilities include directing technological development, overseeing product marketing and promotion, and facilitating international relationships with technology buyers in Asia and Europe.

Planned Board Composition and Director Nominees

As of March 24, 2026, our board of directors consists of two directors. We currently have three executive officers. We do not yet have any directors who qualify as “independent directors” under the rules of The Nasdaq Stock Market LLC (“Nasdaq”) or the applicable rules of the SEC, and we have not yet established any standing committees of the board of directors.

In connection with our proposed listing of our common stock on Nasdaq, we expect to expand the size of our board of directors to five members, including three directors whom we expect to qualify as “independent directors” under the Nasdaq listing rules and applicable SEC regulations. We anticipate appointing these additional directors at or prior to the completion of an effectiveness of our Nasdaq listing, subject in each case to the completion of customary onboarding processes and any required corporate and regulatory approvals.

Following the appointment of the additional directors described above, we expect to have a board of directors that includes a majority of independent directors and to have established an audit committee, a compensation committee and a nominating and corporate governance committee, each composed entirely of independent directors as defined under the Nasdaq listing rules and applicable SEC requirements. Although, as described under “Implications of Being a Controlled Company,” we will qualify as a “controlled company” under Nasdaq’s corporate governance rules because our Chief Executive Officer is expected to control a majority of the voting power of our outstanding capital stock, we do not currently intend to rely on the exemptions available to controlled companies with respect to board and committee independence.

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

Qualification

There is currently no shareholding qualification for directors or director nominees under our charter documents or applicable law. A shareholding qualification for directors may be established in the future by our stockholders by resolution or by an amendment to our corporate governance documents.

Corporate Governance

Board Committees

As of March 24, 2026, our board of directors has not established any standing committees. Until such time as our committees are formed and constituted, the full board of directors is responsible for performing the functions that would otherwise be delegated to an audit committee, a compensation committee and a nominating and corporate governance committee.

In connection with the planned underwritten offering of our common stock by our investment banker, Craft Capital Manager, and our proposed Nasdaq listing, we expect to establish three standing committees of our board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. We expect to adopt a written charter for each committee, consistent with the requirements of Nasdaq and applicable SEC rules. Following the completion of the planned offering and the appointment of our additional independent directors, we expect each of these committees to be composed entirely of independent directors.

Below is a summary of the expected primary responsibilities of each committee. The final composition and responsibilities of each committee will be determined by our board of directors and may change from time to time.

Audit Committee

We expect our audit committee to be composed of three independent directors, each of whom will satisfy the “independence” requirements of Nasdaq Listing Rule 5605(a)(2) and Rule 10A-3 under the Exchange Act. We also expect that at least one member of the audit committee will qualify as an “audit committee financial expert” as defined by the SEC. The specific members and chair of the audit committee will be identified in our future SEC filings once they are appointed.

The audit committee will be responsible for, among other things:

●	overseeing the integrity of our financial statements and related disclosures;

●	overseeing our accounting and financial reporting processes and our systems of internal control over financial reporting;

●	overseeing the qualifications, independence and performance of our independent registered public accounting firm;

●

appointing, compensating, retaining and, when appropriate, replacing our independent registered public accounting firm and pre-approving all audit and permissible non-audit services to be performed by such firm;

●	reviewing and discussing with management and our independent auditors our annual and quarterly financial statements and related disclosures;

●	reviewing our policies with respect to risk assessment and risk management, including as they relate to financial, operational, cybersecurity and compliance risks; and

●

establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding accounting or auditing matters.

Until our audit committee is formed and constituted, these responsibilities are being performed by our full board of directors.

Compensation Committee

We expect our compensation committee to be composed of three independent directors, each of whom will satisfy the independence requirements for compensation committee members under Nasdaq Listing Rule 5605(d). The specific members and chair of the compensation committee will be identified in our future SEC filings once they are appointed.

The compensation committee will be responsible for, among other things:

●	reviewing and approving the compensation of our Chief Executive Officer and other executive officers;

●	reviewing and making recommendations to the board of directors with respect to our overall compensation philosophy, policies and programs;

●	administering our equity incentive plans and other benefit plans to the extent provided in such plans;

●	reviewing and approving employment agreements, severance arrangements, change in control provisions and other compensatory arrangements with our executive officers; and

●	reviewing and making recommendations to the board of directors with respect to the compensation of our non-employee directors.

Until our compensation committee is formed and constituted, these responsibilities are being performed by our full board of directors.

Nominating and Corporate Governance Committee

We expect our nominating and corporate governance committee to be composed of three independent directors, each of whom will satisfy the independence requirements of Nasdaq Listing Rule 5605(a)(2). The specific members and chair of the nominating and corporate governance committee will be identified in our future SEC filings once they are appointed.

The nominating and corporate governance committee will be responsible for, among other things:

●	identifying, evaluating and recommending candidates for election or appointment to our board of directors and its committees;

●	reviewing the composition, size and structure of the board of directors and its committees and making recommendations to the board regarding any changes;
●	developing and recommending to the board of directors corporate governance principles and overseeing compliance with such principles;

●	overseeing the annual evaluation of the board of directors, its committees and management; and

●	reviewing potential conflicts of interest and director independence matters.

Until our nominating and corporate governance committee is formed and constituted, these responsibilities are being performed by our full board of directors.

Director Independence

As of March 24, 2026, our board of directors consists of two directors, who do not qualify as an “independent director” under Nasdaq Listing Rule 5605(a)(2) or the applicable rules of the SEC. Accordingly, we do not currently have any independent directors.

In connection with our proposed listing on Nasdaq, we intend to appoint additional directors whom we expect to qualify as independent under the Nasdaq listing standards and SEC rules. Following such appointments, we expect that a majority of our board of directors will be independent, and that each of our audit, compensation and nominating and corporate governance committees will be composed entirely of independent directors.

Term of Office

Our directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Our executive officers are appointed by, and serve at the discretion of, our board of directors. The members of each committee of the board of directors will be appointed and removed by the board of directors. Committee members will serve until their successors are duly appointed and qualified, or until their earlier death, resignation or removal.

Compensation of Directors

As of March 24, 2026, we do not pay our directors any cash compensation. However, we may reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2025, all filing requirements applicable to our officers, directors, and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table provides information regarding the compensation awarded to, or earned by, our named executive officers for fiscal years ended December 31, 2025 and 2024.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
J. Scott Sitra, President, CEO, and Director (1)	2025 2024	129,996 0	0 0	0 0	0 0	0 0	0 0	0 0	129,996 0
Kao Lee, Former President, CEO and Director(2)	2025 2024	0 56,333	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Abdikarim Farah, Former Vice President (3)	2025 2024	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Anthony Vang, Treasurer, Secretary, Director	2025 2024	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)Effective January 14, 2025, SecureTech appointed J. Scott Sitra as President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors.

(2)Kao Lee resigned from the positions of President, Chief Executive Directors, and member of the Board of Directors when he assumed the new positions of President and Chief Executive Officer at Top Kontrol, LLC, a SecureTech wholly-owned subsidiary, in January 2025.

(3)Abdikarim Farah resigned from his position at SecureTech in February 2025.

Employment Agreements

We have not entered into any employment agreements with our officers or directors. As of March 24, 2026, we had no executive employees other than those listed above. Future employment arrangements are subject to the discretion of our Board of Directors.

Incentive Plans

As of March 24, 2026, we have not yet adopted an equity incentive plan.

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

Officer Compensation

We intend to begin paying our officers reasonable cash compensation later this fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2026, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise noted, each shareholder's mailing address is 2355 Highway 36 West, Suite 400, Roseville, MN  55113.

	Common Stock		Series A Preferred Stock		Votes
Name of Beneficial Owner	Number of Shares	Percentage of Class (1)	Number of Shares	Percentage of Class (2)	Total Votes	Percentage of Votes (3)

Officers and Directors
J. Scott Sitra, President, CEO, and Director	115,000	0.7%	10,400	52.7%	104,115,000	48.6%
Anthony Vang, Treasurer, Secretary, and Director	3,249,070	19.0%	680	3.4%	10,049,070	4.7%
Kao Lee, President and CEO, Top Kontrol, LLC	98,140	0.6%	6,900	35.0%	69,098,140	32.2%
All officers and directors as a group 3 persons)	3,462,210	20.3%	17,980	91.1%	183,262,210	85.5%

(1)Based on 17,077,368 common shares issued and outstanding as of March 24, 2026.

(2)Based on 19,725 Series A Preferred shares issued and outstanding as of March 24, 2026.

(3)Based on 214,327,368 total votes in all voting matters as of March 24, 2026.

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

As of December 31, 2025, SecureTech had no accrued patent license royalties owed to Shongkawh.

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

As of December 31, 2025, an aggregate of 130,100,000 Founder’s Shares have been canceled and returned to the Treasury, including the 67,100,000 Founder’s Shares that were part of the Share Exchange Agreements described below.

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

Share Exchange and Cancellations

During the fiscal year ended December 31, 2023, SecureTech entered into a Share Exchange Agreement with one of its co-founders, Kao Lee, whereby it issued 2,500 shares of its Series A Preferred Stock in exchange for an aggregate of 25,000,000 shares of its common stock (Founder’s Shares).

During the fiscal year ended December 31, 2024, SecureTech entered into two Share Exchange Agreements with a related party whereby it issued 10,200 shares of its Series A Preferred Stock in exchange for an aggregate of 101,795,774 shares of its common stock. These share exchanges were part of SecureTech’s ongoing Share Reduction Program. SecureTech recorded a $51,057 loss due to the issuance of additional Series A Preferred Shares based on the market’s closing price of $0.25 a share of SecureTech’s common stock on the date of the issuance.

During the fiscal year ended December 31, 2025, SecureTech entered into two Share Exchange Agreements with related parties whereby it issued 4,210 shares of its Series A Preferred Stock in exchange for an aggregate of 42,100,000 shares of its common stock (Founder’s Shares).

Accrued Payroll

As of December 31, 2023, the Company had aggregated $63,090 in related party accrued payroll, consisting of $58,500 in accrued payroll and $4,590 in accrued employer taxes.

As of December 31, 2024, the Company had aggregated $322,448 in related party accrued payroll, consisting of $311,812 in accrued payroll and $10,636 in accrued employer taxes.

As of December 31, 2025, the Company had aggregated $70,331 in related party accrued payroll, consisting of $70,331 in accrued payroll and $-0- in accrued employer taxes.

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

As of December 31, 2025, the Company had outstanding non-interest bearing notes payable to a related party aggregating $39,611. The Company recorded an imputed interest expense of $5,152 for the fiscal year ended December 31, 2025 on these notes outstanding with maturity dates ranging between October 13, 2024 and April 30, 2025. The related party has suspended the maturity dates without penalty until the Company is able to raise sufficient funds to satisfy these outstanding notes.

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

Further, Article X of our bylaws contains provisions which allows SecureTech to indemnify its officers, directors, employees and agents.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant include the annual audit of our financial statements, the review of financial statements in our quarterly reports, and services typically provided in connection with statutory and regulatory filings or engagements. The fees for these fiscal periods were as follows:

	For the Fiscal Year Ended December 31,
	2025	2024

Audit Fees	$100,000	$33,500
Audit Related Fees	64,156	1,500
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$164,156	$35,000

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

(3)Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1	333-223078	3.1	2/16/2018
3.2	Bylaws		S-1	333-223078	3.2	2/16/2018
3.3	Amendment to Articles of Incorporation dated December 20, 2017		S-1	333-223078	3.3	2/16/2018
3.4	Certificate of Designation of Series A Preferred Stock		8-K		3.4	6/2/2023
4.1	Description of Securities	X
10.1	Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 2, 2017		S-1	333-223078	10.1	2/16/2018
10.2	Amendment No. 1 to Patent License Agreement between SecureTech, Inc. and Shongkawh, LLC dated March 13, 2024		10-Q		10.2	5/15/24

10.3	Acquisition and Stock Purchase Agreement dated June 23, 2025		8-K	10.3	6/24/25
10.4	Incubation Operating Agreement dated June 23, 2025		8-K	10.4	6/24/25
10.5	Amendment No. 1 (dated July 14, 2025) to the Incubation Operating Agreement (dated June 23, 2025)		8-K	10.5	7/16/25
14.1	Code of Ethics adopted May 12, 2022		8-K	14.1	5/16/2022
21.1	List of Subsidiaries	X
23.1	Consent of Gary Cheng CPA Limited, Independent Registered Public Accounting Firm	X
23.2	Consent of M & K CPAS, PLLC, Independent Registered Public Accounting Firm	X
31.1	Certification of J. Scott Sitra, Principal Executive Officer pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a)	X
31.2	Certification of Anthony Vang, Principal Financial Officer pursuant to Exchange Act Rules 13a‑14(a)/15d‑14(a)	X
32.1	Certification of J. Scott Sitra, Principal Executive Officer, pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Anthony Vang, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 24th day of March, 2026.

SECURETECH INNOVATIONS, INC.

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 24, 2026:

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director