Form 10-Q
period 2026-03-31
Securetech Innovations, Inc.
filed 2026-05-15
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

                                    Tel: (651) 317-8990

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SCTH	OTCQB Venture Exchange

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 15, 2026, was 17,092,694.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

CONSOLIDATED BALANCE SHEETS5

CONSOLIDATED STATEMENTS OF OPERATIONS7

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)9

CONSOLIDATED STATEMENTS OF CASH FLOWS11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations29

Item 3. Quantitative and Qualitative Disclosures About Market Risk47

Item 4. Controls and Procedures47

PART II – OTHER INFORMATION

Item 1. Legal Proceedings49

Item 1A. Risk Factors49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds49

Item 3. Default Upon Senior Securities50

Item 4. Mine Safety Disclosures50

Item 5. Other Information50

Item 6. Exhibits50

SIGNATURES52

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in the 'Risk Factors' section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, could cause actual results to differ materially from those described in the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results or outcomes could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Current assets:
Cash and equivalents		$407,580	$233,825
Accounts receivable, net	5	2,444,124	3,118,317
Amounts due from related parties	10	67,951	24,098
Inventories	4	1,139,785	1,946,203
Prepayments and other current assets	11	4,419,439	3,383,420
Total current assets		$8,478,879	$8,705,863

Non-current assets:
Equipment, net	1	$310,383	$312,229
Operating lease right-of-use, net		275,570	291,444
Intangible assets, patents		3,393,406	3,485,120
Goodwill	3	5,977,783	5,977,783
Deferred tax asset		118,793	117,177
Total non-current assets		$10,075,935	$10,183,753

Total assets:		$18,554,814	$18,889,616

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Current liabilities:
Accounts payable		$298,215	$1,483,093
Accounts payable, related parties		63,233	63,113
Accrued payroll, related parties	10	70,331	59,498
Amounts due to related parties		—	4,581
Contract liabilities	6	145,719	164,336
Notes payable		711,892	551,822
Notes payable, related parties		196,014	192,464
Operating lease liabilities, current portion		96,784	99,298
Short-term borrowings	7	3,261,815	2,499,607
Accrued expenses and other current liabilities		1,202,373	1,254,422
Total current liabilities		$6,046,376	$6,372,234

Non-current liabilities:
Operating lease liabilities, net of current portion		$188,565	$194,720
Deferred tax liabilities		534,783	548,190
Total non-current liabilities		$723,348	$742,910

Total liabilities:		$6,769,724	$7,115,144

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 19,725 and 18,295 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		20	18
Common stock, $0.001 par value, 500,000,000 shares authorized; 17,077,368 and 31,377,368 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		17,077	31,377
Contingent consideration	8	1,652,910	1,652,910
Additional paid in capital		10,692,782	10,440,535
Accumulated deficit		(1,990,928)	(1,601,791)
Accumulated other comprehensive gain		124,880	76,889

Total equity attributable to:
SecureTech shareholders		$10,496,741	$10,599,938
Non-controlling interests		1,288,349	1,174,534
Total stockholders’ equity (deficit)		$11,785,090	$11,774,472

Total liabilities and stockholders’ equity		$18,554,814	$18,889,616

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Revenues:
Sales of goods	$1,959,252	$—
Service revenue	120,483	—
Total revenues	2,079,735	—

Cost of revenues	1,894,409	—
Gross profit	185,326	—

Operating expenses:
General and administrative	$442,193	$90,935
Selling and marketing expenses	2,135	—
Research and development	66,853	—
Total operating expenses	511,181	90,935

(Loss) from operations	(325,855)	(90,935)

Other income (expenses):
Change in fair value of notes payable	$(11,400)	$—
Government grants	8,838	—
Interest income	120	—
Interest expense	(68,171)	(3,430)
Others, net	(18,801)	—
Total other (expenses)	(89,414)	(3,430)

(Loss) before income taxes	$(415,269)	$(94,365)

(Deferral) for income taxes	$(13,757)	—

Net (loss) before allocation to non-controlling interests	$(401,512)	$(94,365)

Less: Net (loss) attributable to non-controlling interests	(12,375)	—

Net (loss) attributable to SecureTech shareholders	$(389,137)	$(94,365)

Earnings (loss) per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic	18,189,590	56,333,864
Diluted	18,189,590	56,333,864

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Other comprehensive income (loss):
Foreign currency translation adjustment	$47,991	$—
Total other comprehensive income (loss)	47,991	—

Total comprehensive income (loss) before allocation to non-controlling interests	$(353,521)	$(94,365)

Less: Total comprehensive income (loss) attributable to non-controlling interests	(12,375)	—

Total comprehensive income (loss) attributable to SecureTech shareholders	$(341,146)	$(94,365)

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2025 (audited)	18,295	$18	31,377,368	$31,377	$10,440,535	$1,652,910	($1,601,791)	$76,889	$10,599,938	$1,174,534	$11,774,472
Shareholder contribution	—	—	—	—	237,949	—	—	—	237,949	126,190	364,139
Share exchange	490	1	(4,900,000)	(4,900)	4,899	—	—	—	—	—	—
Share exchange, related parties	940	1	(9,400,000)	(9,400)	9,399	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	47,991	47,991	—	47,991
Net (loss)	—	—	—	—	—	—	(389,137)	—	(389,137)	(12,375)	(401,512)
Balance as of March 31, 2026 (unaudited)	19,725	$20	17,077,368	$17,077	$10,692,782	$1,652,910	($1,990,928)	$124,880	$10,496,741	$1,288,349	$11,785,090

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2024 (audited)	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	($440,042)	—	($440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	—	322,448	—	322,448
Share exchange	100	1	(1,000,000)	(1,000)	999	—	—	—	—	—	—
Share exchange, related parties	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—	—
Imputed interest	—	—	—	—	1,204	—	—	—	1,204	—	1,204
Net (loss)	—	—	—	—	—	—	(94,365)	—	(94,365)	—	(94,365)
Balance as of March 31, 2025 (unaudited)	17,710	$18	35,309,329	$35,309	$1,562,851	$—	($1,808,933)	$—	($210,755)	$—	($210,755)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(401,512)	$(94,365)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	15,307	246
Amortization of intangible assets	91,714	—
Imputed and amortized interest	29,466	1,204
Loss on issuance of notes payable	18,580	—
Change in fair value of notes payable	11,400	—
Amortization of operating lease right-of-use assets	15,874	—
Deferred income taxes	(13,757)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	674,193	—
Decrease in inventories	806,418	—
Increase in amounts due from related parties	(43,853)	—
Increase in prepayments and other current assets	(1,036,019)	—
Decrease in accounts payable	(1,184,878)	(6,189)
Increase (decrease) in accounts payable, related parties	120	(12,926)
Decrease in contract liabilities	(18,617)	—
Decrease in other payables, related party	(4,581)	—
Decrease in operating lease liabilities	(8,669)	—
(Decrease) increase in accrued expenses and other current liabilities	(37,042)	23,515

Net cash used in operating activities	(1,085,856)	(88,515)

Cash flows from investing activities:
Acquisition of equipment	$(13,461)	$—
Net cash used in investing activities	$(13,461)	$—

Cash flows from financing activities:
Proceeds from notes payable	$100,000	95,000
Proceeds from short-term borrowings	1,481,257	—
Payments on short-term borrowings	(719,049)	—
Proceeds from a non-controlling shareholder	364,139	—
Net cash provided by financing activities	$1,226,347	$95,000

Net increase in cash	127,030	6,485

Cash – beginning of period	233,825	—

Effects of exchange rate changes on cash	46,725	—

Cash – end of period	$407,580	$6,485

Cash paid for income taxes	$—	$—

Cash paid for interest	$38,649	$2,024

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities:

Non-cash financing activities:
Issuance of shares for accrued payroll	$—	$322,448
Exchange of common shares for preferred shares	$4,900	1,000
Exchange of common shares for preferred shares, related party	$9,400	$42,100

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The balance sheet as of December 31, 2025, has been derived from audited financial statements.

Operating results for the three months ended March 31, 2026, are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, filed with the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission on March 25, 2026.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended March 31, 2026.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

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

Depreciation expenses totaled $15,307 and $246 for the three months ended March 31, 2026 and 2025, respectively. Cumulative depreciation for each asset class is as follows:

	As of March 31, 2026	As of December 31, 2025

Machinery equipment	$282,501	$278,659
Computer, software, and equipment	99,753	90,909
Furniture, fixtures, and equipment	28,691	27,916
Equipment	$410,945	$397,484
Less: Accumulated depreciation	(100,562)	(85,255)
Equipment, net	$310,383	$312,229

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

The Company accepts returns only for defective or non‑conforming products due to manufacturing or workmanship issues, typically within 10–30 days of customer receipt. For the three months ended March 31, 2026 and 2025, the Company was not aware of any material claims related to product returns. Warranty provisions as of March 31, 2026 and December 31, 2025 were immaterial.

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

Transaction prices are fixed and agreed upon before services are performed. Contracts do not include provisions for refunds or returns. For the three months ended March 31, 2026, SecureTech was not aware of any material claims related to repair or inspection services.

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

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of March 31, 2026:

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

The following exchange rates are used for translation:

	For the three months ended March 31, 2026
Currency Exchange	Period End	Average Rate

USD to RMB	6.8980	6.9218
USD to HKD	7.84	7.8136

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Historically, the Company has experienced negative cash flows from operations. As of December 31, 2025, however, the Company reported net income attributable to shareholders of $112,777 for the fiscal year ended December 31, 2025 with positive gross profit of $1,902,259. Cash and cash equivalents totaled $407,580 as of March 31, 2026, compared to $233,825 in cash and cash equivalents as of December 31, 2025.

Despite these improvements, the Company’s ability to continue as a going concern is dependent upon successfully executing its growth strategy, maintaining profitability, and securing additional financing to fund working capital requirements and strategic initiatives. Current liabilities of $6,046,376 exceed cash on hand, and management anticipates the need for bridge financing, longer‑term debt facilities, and/or equity issuances to support operations, planned uplisting to a national exchange, and the spin‑off of Top Kontrol.

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of March 31, 2026, the Company’s goodwill balance was $5,977,783, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

The goodwill is attributable primarily to the expected synergies from integrating AI UltraProd’s proprietary technologies, assembled workforce, and established market presence with the Company’s existing operations.

In accordance with ASC 350, goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. As of March 31, 2026, no impairment indicators were identified. The Company expects to perform its next annual goodwill impairment assessment during the fiscal year ended December 31, 2026.

NOTE 4 – INVENTORIES, NET

Inventory is stated at the lower of cost or realizable value, using the weighted average cost method. When an impairment indicator suggests that the carrying amounts of inventories might not be recoverable, the Company reviews such carrying amounts and estimates the net realizable value based on the most reliable evidence available at that time. An impairment loss is recorded if the net realizable value is less than the carrying value. Impairment indicators considered for these purposes are, among others, obsolescence, decrease in market prices, damage, and a firm commitment to sell. The following table summarizes the Company’s inventories as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Inventories:
Raw materials and work-in-progress	$164,417	$984,357
Finished goods	975,368	961,846
Gross inventories	1,139,785	1,946,203
Inventory valuation reserves	—	—
Inventories, net	$1,139,785	$1,946,203

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of March 31, 2026	As of December 31, 2025

Accounts receivable	$2,444,124	$3,118,317
Allowance for credit losses	—	—
Total accounts receivable, net	$2,444,124	$3,118,317

NOTE 6 – CONTRACT LIABILITIES

The Company’s contract liabilities primarily relate to unsatisfied performance obligations when payment has been received from customers before the Company’s products or services are delivered. Contract liabilities amounted to $145,719 and $164,336 as of March 31, 2026 and December 31, 2025, respectively.

Contract liabilities consist of the following:

	As of March 31 2026	As of December 31, 2025

Contract liabilities	$145,719	$164,336

NOTE 7 – SHORT-TERM BORROWINGS

As of March 31, 2026, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 22,500,000 (equivalent to US$3,261,815) from banks in the PRC, with interest rates ranging from 3.15% to 6.53% per annum. Interest payments are due quarterly.

Short-term borrowings are as follows:

	As of March 31, 2026	As of December 31, 2025

Unsecured short-term borrowings from PRC banks	$3,261,815	$2,499,607
Total short-term borrowings, net	$3,261,815	$2,499,607

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

Series A Preferred Stock Issuances

During the three months ended March 31, 2026, the Company issued an aggregate of 1,430 shares of Series A Preferred Stock pursuant to three Share Exchange Agreements; 490 shares of Series A Preferred Stock were issued to an unrelated party stockholder, and 940 shares of Series A Preferred Stock were issued to two related party stockholders.

As of March 31, 2026, the Company had one class of preferred stock, Series A Preferred Stock, and 19,725 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Exchange and Cancellations

During the three months ended March 31, 2026, the Company issued an aggregate of 1,430 shares of Series A Preferred Stock in exchange for an aggregate of 14,300,000 shares of its common stock pursuant to Share Exchange Agreements; 490 shares of Series A Preferred Stock were issued to an unrelated party stockholder, and 940 shares of Series A Preferred Stock were issued to two related party stockholders.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

As of March 31, 2026, the Company had 17,077,368 shares of common stock issued and outstanding.

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

Based on the terms, the instrument is classified in equity, and accordingly, was measured at its fair value at the acquisition date and will not be subsequently remeasured. As of the transaction date, the Company assessed a 10% probability that all parties would agree to exercise this provision. Consequently, contingent consideration was recorded in the amount of $1,652,910, calculated as 357 potential shares multiplied by the $46,300 share price and the 10% likelihood factor.

NOTE 9 – SEGMENT INFORMATION

The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates the Company’s financial performance and allocates resources based on a consolidated view of the business. Consequently, the Company operates as a single reportable segment under the guidelines of ASC 280, Segment Reporting. The CODM classifies this segment as Industrial Technology.

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

	For the Three Months Ended March 31,
	2026	2025

Revenue from external customers	$2,079,735	$—

Reconciliation of revenue:
Less: Cost of goods sold	1,894,409	—
Segment gross profit	$185,326	$—

Less:
Salaries and payroll	159,922	32,499
Other segment items(1)	342,421	58,436
Segment net profit (loss)	$(317,017)	$(90,935)

Reconciliation of loss:
Other income (expense), net	(98,252)	(3,430)
Net profit (loss) before income taxes	$(415,269)	$(94,365)

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

As of March 31, 2026, an aggregate of 154,500,000 Founder’s Shares have been returned to the Company and cancelled, including 76,500,000 pursuant to a series of Share Exchange Agreements described below.

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

During the three months ended March 31, 2026, the Company entered into Share Exchange Agreements with two of its Founders, Kao Lee and Anthony Vang, whereby it issued an aggregate of 940 shares of its Series A Preferred Stock in exchange for an aggregate of 9,400,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled. No consideration was paid or received in connection with the share exchanges.

Accrued Payroll

As of March 31, 2026, the Company had aggregated $70,331 in related party accrued payroll, consisting solely of accrued payroll.

As of March 31, 2025, the Company had aggregated $29,499 in related party accrued payroll, consisting solely of accrued payroll.

Amounts Due to Related Parties and Imputed Interest

As of March 31, 2026, the Company had notes payable due to related parties aggregating $196,014 with stated interest rates between 0% and 10% per annum. For the three months ended March 31, 2026, the Company accrued interest expense of $3,550 and recorded in the consolidated financial statement income. As of March 31, 2026, the interest payables of $14,403 was included in the notes payable, related parties. The related parties have agreed to suspend stated maturity dates without penalty until the Company raises sufficient funds.

As of March 31, 2025, the Company had outstanding notes payable to related parties aggregating $134,611 with interest rates between 0% and 10% per annum. For the three months ended March 31, 2026, the Company recorded an imputed interest expense of $1,149 and accrued interest payable of $1,636 on these notes outstanding with maturity dates ranging between October 13, 2024 and March 21, 2026. The related parties have suspended the maturity dates without penalty until the Company can raise sufficient funds to satisfy these outstanding notes.

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

Amounts Due From Related Parties

During the three months ended March 31, 2026, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $67,951 to related parties for business expenditures paid on behalf of the Company. As of March 31, 2026, the receivable balance of $67,951 was reported as amounts due from related parties.

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of March 31, 2026	As of December 31, 2025

Advances to suppliers	$4,385,231	$3,347,249
Deductible VAT	9,091	8,968
Deposits	25,117	27,203
Prepayments and other assets	$4,419,439	$3,383,420

Advances to suppliers of $4,385,231 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 12 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares canceled during the period are weighted for the portion of the period that they were outstanding. Diluted earnings (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed conversion of all outstanding convertible securities. Diluted earnings (loss) per share were the same as basic net income (loss) per share for the three months ended March 31, 2026 and 2025, as shares issuable upon the conversion of the then-outstanding convertible securities were anti-dilutive as a result of the net loss incurred for those periods.

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2026	2025

Numerator:
Net income (loss) attributable to SecureTech shareholders	$(389,137)	$—

Denominator:
Basic – weighted average shares outstanding	18,189,590	56,333,864
Effect of dilutive securities:
Convertible note	—	—
Series A preferred shares	—	—
Diluted – weighted average shares outstanding	18,189,590	56,333,864

Earnings (loss) per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

NOTE 13 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

The total gross proceeds from the note were $150,000. However, the Company received net cash proceeds of $119,200, after deductions of $5,000 legal fee of the buyer, $10,800 of the placement agent commission, and $15,000 of original issue discount.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $158,687.

As of March 31, 2026, fair value was estimated as $166,281.

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

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $157,452.

As of March 31, 2026, fair value was estimated as $162,317.

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

For the three months ended March 31, 2026, the Company recognized interest expense of $29,466 related to these notes, calculated using the effective interest rate method over the term of the notes.

Vista Capital Investment Convertible Note

On January 7, 2026, the Company issued a $110,000 convertible promissory note to Vista Capital Investment, LLC bearing interest at 12% per annum and maturing on January 7, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The total gross proceeds from the note were $110,000. However, the Company received net cash proceeds of $89,000, after deductions of $11,000 of the placement agent commission and $10,000 of original issue discount.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $118,580.

As of March 31, 2026, fair value was estimated as $121,825.

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

NOTE 14 – CONTINGENCY/LEGAL

As of March 31, 2026, no director, executive officer, or promoter has been involved in legal proceedings requiring disclosure under Item 103 of Regulation S‑K during the past ten years. From time to time, the Company may be subject to routine litigation incidental to its business. The Company is not a party to any pending legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up to May 15, 2026 that the unaudited condensed consolidated financial statements were available to be issued.

Self-Amortization Note Issuance

On April 16, 2026, the Company issued a $144,000 self-amortizing promissory note to GS Capital Partners, LLC bearing interest at 12% per annum and maturing on December 10, 2026. The note is self-amortizing with six monthly payments of $26,880 each, beginning on the 181st day anniversary of the issue date.

The total gross proceeds from the note were $111,000. However, the Company received net cash proceeds of $111,000, after deductions of $5,000 legal fee of the buyer, $10,000 of the placement agent commission, and $18,000 of original issue discount.

Convertible Note Issuances

Red Rock Development Group, LLC Convertible Note

On May 8, 2026, the Company issued a $445,000 convertible promissory note to Red Rock Development Group, LLC bearing interest at 10% per annum and maturing on May 8, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date. The variable conversion feature, which results in a variable number of shares upon settlement, represents an embedded derivative that is not clearly and closely related to the host debt instrument. In accordance with ASC 815, Derivatives and Hedging, this embedded derivative was required to be bifurcated and accounted for separately at fair value.

The total net cash proceeds from the note were $368,000, after deductions of $32,000 of the placement agent commissions, $40,000 of original issue discount, and $5,000 in associated legal fees.

Willow Creek Capital Holdings, LLC Convertible Note

On May 8, 2026, the Company issued a $112,500 convertible promissory note to Willow Creek Capital Holdings, LLC bearing interest at 10% per annum and maturing on May 8, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date. The variable conversion feature, which results in a variable number of shares upon settlement, represents an embedded derivative that is not clearly and closely related to the host debt instrument. In accordance with ASC 815, Derivatives and Hedging, this embedded derivative was required to be bifurcated and accounted for separately at fair value.

The total net cash proceeds from the note were $92,000, after deductions of $8,000 of the placement agent commissions, $10,000 of original issue discount, and $2,500 in associated legal fees.

Convertible Note Repayment

On May 11, 2026, the Company redeemed its convertible note to CFI Capital, LLC for $244,362.33, which included principal of $150,000, interest of $5,795.52, a prepayment fee of $62,317.81, and stand still fees of $26,250.00.

The Company has no further obligations to CFI Capital, LLC, and no share conversions occurred pursuant to this convertible note.

The Company evaluated subsequent events through the date these financial statements were issued and concluded that, other than the matters noted above, there were no additional events requiring recognition or disclosure.

[This space intentionally left blank]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of the business activities, financial position, and operating results of SecureTech Innovations, Inc. (“SecureTech” or the “Company”). This MD&A should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 25, 2026.

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

In Management’s opinion, all necessary adjustments of a normal and recurring nature have been included to present fairly our financial condition and results of operations for the three-month periods reported.

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

Corporate Structure

The following diagram illustrates our corporate structure as of May 15, 2026:

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
(88.2% Owned)
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

Recent Developments

Appointment of New President and Chief Executive Officer

Effective January 14, 2025, SecureTech appointed J. Scott Sitra as President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors. Mr. Sitra brings extensive executive leadership experience and provides strategic guidance across SecureTech's entire portfolio of business units. He is responsible for overseeing SecureTech's enterprise-level operations, business strategy, capital markets activities, and SEC compliance initiatives.

Concurrently, Kao Lee, who previously served as President and Chief Executive Officer, transitioned to the role of President and Chief Executive Officer of Top Kontrol, LLC. Mr. Lee's responsibilities are now focused exclusively on advancing the development, commercialization, and planned spin-off of the Top Kontrol product line.

Completion Share Reduction Program (78% Reduction in Common Shares)

Over the course of the year, SecureTech reduced its issued and outstanding shares of common stock by approximately 61 million, representing a 78% reduction and aligning the capital structure with long-term shareholder interests. The Company reduced the shares of common stock by entering into share exchange agreements with certain of its shareholders and issuing shares of its Series A Preferred Stock for the common stock. As of date of May 15, 2026, SecureTech had 17,092,694 shares of its common stock issued and outstanding and 19,725 shares of its Series A Preferred Stock issued and outstanding.

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

Key highlights of this transaction include:

•	FY2025 Revenue (audited): $7.7 million FY2026 Revenue (unaudited): $2.0 million (3-months)

•	Technology Differentiation: AI-powered industrial 3D printing and robotic systems that deliver scalable, high-precision manufacturing solutions.

•	Intellectual Property Portfolio: including 14 issued patents and 13 software copyrights.

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

This engagement requires Public Yield to provide SecureTech with retail‑investor outreach, digital advertising, content development, and shareholder engagement services. Compensation includes both cash and restricted equity components.

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

Top Kontrol

Certified by the Federal Communications Commission (FCC) with a Declaration of Conformity issued in March 2020.

Compliance with Environmental Laws

As of March 31, 2026, SecureTech has not incurred material expenses related to environmental compliance. We anticipate no such costs in the foreseeable future and remain in full compliance with existing environmental regulations.

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

•AI UltraProd holds 14 issued PRC patents, including CN219214112U for quick-release large-format build plates. It also owns 13 copyrighted software packages for generative design, slicing, simulation, and robotic control.

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

Employees

As of March 31, 2026, SecureTech employed 26 individuals across all business units, comprising 22 full-time and five part-time employees. The geographic breakdown of our employees is as follows:

•United States: Five employees, comprised of one full-time employee and four part-time employees.

•Hong Kong & Mainland China: 21 employees, comprised of 20 full-time employees, one part-time employee.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025
Sales	$2,079,735	$-
Cost of goods sold	(1,894,409)	-
Gross profit	185,326	-
Operating expenses	(511,181)	(90,935)
Profit (loss) from operations	(325,855)	(90,935)
Other (expense)	(89,414)	(3,430)
Provision for income taxes	(13,757)	-
Net profit (loss)	$(401,512)	$(94,365)
Less: net profit (loss) attributable to non-controlling interests	(12,375)	-
Net profit (loss) attributable to SecureTech shareholders	$(389,137)	$(94,365)

Sales

Sales for the three months ended March 31, 2026, totaled $2,079,735, compared to $-0- for the same period in 2025. All sales are the result of SecureTech’s acquisition of AI UltraProd.

Sales were attributable as follows:

	Three Months Ended March 31,
	2026	2025
AI UltraProd products	$1,959,252	$-
AI UltraProd services	120,483	-
Total sales	$2,079,735	$-

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026, was $1,894,409, compared to $-0- for the same period in 2025. As a percentage of overall sales, the cost of goods sold was 91.1% during the three months ended March 31, 2026.

Gross Profit

Gross profit for the three months ended March 31, 2026, was $185,326, compared to $-0- for the same period in 2025. Our gross profit margin was 8.9% during the three months ended March 31, 2026.

Operating Expenses

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative	$442,193	$90,935
Selling and marketing expenses	2,135	-
Research and development	66,853	-
Operating expenses	$511,181	$90,935

Our operating expenses for the fiscal period consisted of four components: general and administrative expenses, selling and marketing expenses, research and development expenses, and government grants. Total operating expenses were $511,181 during the three months ended March 31, 2026, compared to $90,935 for the same period of 2025, representing an increase in operating expenses of $420,246, or 462.1%, from the three months ended March 31, 2025. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our loss from operations was ($325,855) during the three months ended March 31, 2026, compared with an operating loss of ($90,935) for the same period of 2025. The $234,920, or 258.3%, increase in operating loss is the result of increased operating activities derived from SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of change in fair value of notes payable, bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the three months ended March 31, 2026, we had ($89,414) in other income (expense) comprised of ($11,400) in change in fair value of notes payable, $120 in bank interest received on cash deposits, $8.838 in government grants, ($68,171) in interest paid on outstanding loans, and ($18,801) in other non-operating expenses.  This compares to ($3,430) in other income (expense) comprised solely of interest paid on outstanding loans for the same period in 2025. The increase in other income (expense) is largely due to SecureTech’s acquisition of AI UltraProd.

Provision for Income Taxes

During the three months ended March 31, 2026, we recorded a tax deferral gain of $13,757, compared to no provision for income taxes during the same period of 2025. The tax deferral gain is the result of SecureTech’s acquisition of AI UltraProd.

Net Profit (Loss)

The result was that our net loss was ($401,512) during the three months ended March 31, 2026, compared with a net loss of ($94,365) for the same period of 2025. After taking into consideration non-controlling interests of ($12,375) for the three months ended March 31, 2026, SecureTech generated a net loss of ($389,137) that was attributable to SecureTech’s shareholders, and is the result from SecureTech’s acquisition of AI UltraProd.

Total Stockholders’ Equity (Deficit)

Our stockholders’ equity was $10,496,741 as of March 31, 2026, compared to a stockholders’ deficit of ($210,755) on March 31, 2025. The improvement in stockholders’ equity is primarily the result of SecureTech’s acquisition of AI UltraProd.

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

As of March 31, 2026, SecureTech Innovations, Inc. had cash and cash equivalents of $407,580 compared to $6,485 for the same period in 2025. The increase reflects the acquisition of AI UltraProd on June 23, 2025, cash generated from operations, and financing activities. Total current assets were $8.5 million, primarily consisting of accounts receivable of $2.4 million, inventories of $1.1 million, and prepayments of $4.4 million. Non-current assets totaled $10.0 million, driven largely by acquired intangible assets (patents) and goodwill recognized in connection with the acquisition of AI UltraProd.

Total current liabilities increased to $6.0 million as of March 31, 2026, compared to $0.2 million as of March 31, 2025. Total current liabilities primarily consisted of short-term borrowings of $3.3 million, accounts payable of $0.4 million, notes payable of $0.9 million, contract and operating lease liabilities of $0.2 million, and accrued expenses of $1.2 million. Non-current liabilities were $0.7 million, consisting of operating lease obligations and deferred tax liabilities. As a result, total liabilities were $6.8 million, and total stockholders’ equity improved to $10.5 million, compared to a deficit of $0.2 million as of March 31, 2025.

For the three months ended March 31, 2026, SecureTech generated revenues of $2.1 million and reported a net loss attributable to shareholders of ($0.4 million), compared to a net loss of ($0.1 million) for the same period in 2025. Gross profit was $0.2 million, reflecting a gross margin of approximately 8.9%. Operating cash flows for the period were affected by working capital changes, including material changes in receivables, inventories, and prepayments associated with the scaling of AI UltraProd operations.

Cash Flows

For the three months ended March 31, 2026:

•Operating activities: Net cash used in operating activities was approximately $1.1 million, compared to $0.1 million for the same period in 2025. The increase was primarily driven by a $1.2 million decrease in accounts payable and a $1.0 million increase in prepayments to suppliers related to the scaling of AI UltraProd operations. These working capital movements reflect SecureTech's active growth trajectory and near-term liquidity management requirements.

•Investing activities: Net cash used in investing activities was $13,461, consisting solely of equipment purchases. SecureTech had no material investing cash flows in the prior year period.

•Financing activities: Net cash provided by financing activities was approximately $1.2 million, driven by proceeds of $1.5 million from short-term borrowings, $0.1 million from the issuance of a promissory note, and $0.4 million in proceeds from a non-controlling shareholder. In the prior year period, financing cash flows consisted solely of proceeds from a note payable.

•Overall change in cash: As a result of the foregoing, cash and cash equivalents increased to $407,580 as of March 31, 2026, compared to $233,825 as of December 31, 2025.

Liquidity Outlook

As of March 31, 2026, SecureTech had cash and cash equivalents of $407,580. Management believes that existing cash resources, together with anticipated revenues from AI UltraProd and its other subsidiaries, will be sufficient to meet near-term operating obligations. However, execution of SecureTech's growth strategy — including its pending application to uplist to a national securities exchange, continued merger and acquisition activity, and the planned spin-off of Terra Nova Technologies (Top Kontrol) — will require additional capital beyond what is currently available. SecureTech expects to pursue a combination of short-term bridge financing, longer-term debt facilities, and equity issuances to fund these initiatives. There can be no assurance that such financing will be available on terms favorable to SecureTech, or at all.

SecureTech's ability to continue as a going concern depends on the successful execution of its business plan, the generation of consistent positive cash flows from operations, and the securing of additional financing as needed. Management continues to monitor liquidity closely and is committed to aligning expenditures with available resources while pursuing strategic growth opportunities. See Note 2 — Going Concern in the notes to the financial statements in this Quarterly Report for additional information.

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their audit report dated March 24, 2026. This report is included in our Annual Report on Form 10-K filed with the SEC on March 25, 2026. This opinion indicates that our auditors believe there is substantial doubt about our ability to continue as an ongoing business for the next 12 months.

Off-Balance Sheet Operations

As of March 31, 2026, we had no off-balance sheet activities or operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, SecureTech considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, SecureTech had no cash equivalents.

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

SecureTech accepts returns only for defective or non‑conforming products due to manufacturing or workmanship issues, typically within 10–30 days of customer receipt. For the three months ended March 31, 2026 and 2025, the Company was not aware of any material claims related to product returns. Warranty provisions as of March 31, 2026 and December 31, 2025 were immaterial.

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

Transaction prices are fixed and agreed upon before services are performed. Contracts do not include provisions for refunds or returns. For the three months ended March 31, 2026, SecureTech was not aware of any material claims related to repair or inspection services.

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

In accordance with Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our Management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to a material weakness.

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

Based on Management’s assessment, we have concluded that, as of March 31, 2026, our internal control over financial reporting was not effective in timely alerting Management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of March 31, 2026.

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

As of the date of this Quarterly Report, the Company has taken the following concrete steps toward remediating the identified material weaknesses:

•Brian Zucker, CPA — Formally nominated as an independent director and Audit, Nominating, and Compensation Committee member (announced March 31, 2026).

•Robert V. Castro, CPA/CGMA — Formally nominated as an independent director and Audit, Nominating, and Compensation Committee member (announced April 7, 2026).

•Robert J. Williams, CPA — Formally nominated as an independent director and Audit, Nominating, and Compensation Committee member (announced April 14, 2026).

Each of the foregoing nominees has agreed to serve on the Board of Directors and as a member of the Audit, Nominating, and Compensation Committees upon their formal appointment. SecureTech intends to formally seat all three independent directors as promptly as practicable, and in any event concurrently with or prior to the effectiveness of any national securities exchange listing. The formal seating of these directors is not contingent upon the approval of such listing. SecureTech is actively pursuing their formal seating in parallel with its uplisting application.

Management believes that the formal seating of these three independent directors, together with the establishment of a properly constituted Audit Committee comprised solely of independent members, will remediate all remaining material weaknesses in SecureTech's internal control over financial reporting. SecureTech will continue to evaluate the effectiveness of its disclosure controls and internal controls as these governance improvements are implemented and will provide updates in future filings as appropriate.

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to affect our internal control over financial reporting materially.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include a full risk factor section in this Quarterly Report on Form 10-Q. However, we are required to disclose any material changes to the risk factors previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 25, 2026. There have been no developments occurring during or subsequent to the quarter ended March 31, 2026 that would represent a material change to, or require an update to, the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, SecureTech issued the following unregistered equity securities. The transactions described below were previously reported on SecureTech's Current Reports on Form 8-K filed with the SEC on January 12, 2026. The following disclosure is provided pursuant to Item 701 of Regulation S-K.

Series A Preferred Stock (Share Exchange Agreements)

On January 7, 2026, SecureTech entered into Share Exchange Agreements with three shareholders  (two related and one unrelated) pursuant to which it issued an aggregate of 1,430 shares of its Series A Preferred Stock, $0.001 par value per share, in exchange for an aggregate of 14,300,000 shares of its common stock, $0.001 par value per share. The individual transactions were as follows:

Date	Recipient	Series A Shares Issued	Common Shares Exchanged	Relationship
1/7/26	Unrelated Shareholder	490	4,900,000	Non-affiliate
1/7/26	Kao Lee	260	2,600,000	Related party / Founder
1/7/26	Anthony Vang	680	6,800,000	Related party / Founder

All shares of common stock received in these exchanges were subsequently canceled. No cash consideration was paid or received in connection with any of the foregoing transactions. The Series A Preferred Stock issued in these transactions was not registered under the Securities Act of 1933, as amended (“Securities Act”). SecureTech relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, on the basis that the transactions did not involve a public offering, each recipient had access to information about SecureTech equivalent to that which would be included in a registration statement, and each recipient represented that they were acquiring the securities for investment purposes and not with a view to distribution. No underwriters were engaged, and no underwriting discounts or commissions were paid in connection with any of these transactions.

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

SECURETECH INNOVATIONS, INC.

Dated: May 15, 2026	By:	/s/ J. Scott Sitra
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: May 15, 2026	By:	/s/ Anthony Vang
Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director