Form 10-Q/A
period 2025-06-30
Securetech Innovations, Inc.
filed 2026-08-05
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements6

CONSOLIDATED BALANCE SHEETS6

CONSOLIDATED STATEMENTS OF OPERATIONS8

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)9

CONSOLIDATED STATEMENTS OF CASH FLOWS11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations25

Item 3. Quantitative and Qualitative Disclosures About Market Risk38

Item 4. Controls and Procedures39

PART II – OTHER INFORMATION

Item 1. Legal Proceedings40

Item 1A. Risk Factors40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds41

Item 3. Default Upon Senior Securities41

Item 4. Mine Safety Disclosures41

Item 5. Other Information41

Item 6. Exhibits41

SIGNATURES43

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends and restates the Quarterly Report on Form 10-Q of SecureTech Innovations, Inc. (the “Company,” “we,” “us,” or “our”) for the quarterly period ended June 30, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 19, 2025 (the “Original Form 10-Q”).

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2026, the Board of Directors, acting in the absence of an audit committee, concluded, after discussion with Gary Cheng CPA Limited, the Company’s former independent registered public accounting firm, that the Company’s previously issued financial statements for the fiscal year ended December 31, 2025 and for the interim periods ended June 30, 2025, September 30, 2025 and March 31, 2026 (collectively, the “Affected Periods”) should no longer be relied upon and require restatement.

This determination resulted from management’s identification of the following errors in the Company’s previously issued financial statements for the Affected Periods: (i) certain accounts receivable previously presented as current assets required reclassification to non-current assets; and (ii) the historical presentation of the redeemable non-controlling interest in the Company’s subsidiary, Zhejiang Jizhu Technology Co., Ltd., was misclassified in permanent equity and requires reclassification to mezzanine (temporary) equity pursuant to ASC 480-10-S99, together with corresponding accretion adjustments (collectively, the “Restatement”).

Accordingly, this Amendment amends and restates in their entirety Part I, Item 1 (Financial Statements), including the notes thereto, Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Part I, Item 4 (Controls and Procedures) of the Original Form 10-Q to reflect the Restatement and related disclosures. In connection with the Restatement, management has also identified an additional material weakness in internal control over financial reporting relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, as further described in Item 4 of Part I of this Amendment.

Except as described above, this Amendment does not amend, update, or restate any other information in the Original Form 10-Q, and does not reflect events or developments occurring after the filing date of the Original Form 10-Q, nor does it modify or update the disclosures contained therein other than as required to reflect the Restatement. This Amendment should be read together with the Original Form 10-Q and the Company’s other filings with the SEC, including the Current Report on Form 8-K referenced above.

This Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, filed as Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1 hereto, as required under Rule 13a-14 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	June 30, 2025 (unaudited)	December 31, 2024 (audited)
Current assets:
Cash and equivalents		$373,837	$—
Accounts receivable, net	5	556,540	—
Amounts due from related parties	10	69,900	—
Inventories	4	1,255,997	—
Prepayments and other current assets	11	2,917,256	1,114
Total current assets		$5,173,530	$1,114

Non-current assets:
Property and equipment, net	1	$207,206	$2,503
Intangible assets, patent technology		3,668,547	—
Operating lease right-of-use asset		27,803	—
Goodwill	3	6,278,366	—
Accounts receivable, net of non-current portion	5	408,599	—
Total non-current assets		$10,590,521	$2,503

Total assets:		$15,764,051	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	June 30, 2025 (unaudited)	December 31, 2024 (audited)
Current liabilities:
Accounts payable		$862,918	$14,205
Accounts payable, related party		52,706	50,978
Amounts due to related parties		53,624	—
Contract liabilities	6	357,123	—
Notes payable, unrelated parties		26,497	—
Notes payable, related parties		146,954	39,611
Operating lease liabilities, current portion		23,231	—
Short-term borrowings	7	2,165,228	—
Accrued expenses and other current liabilities		169,019	338,865
Total current liabilities		$3,857,300	$443,659

Non-current liabilities:
Deferred tax liabilities		$550,282	—
Total non-current liabilities		$550,282	$—

Total liabilities:		$4,407,582	$443,659

Mezzanine equity:
Redeemable non-controlling interest	12	$716,586	$—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 17,895 and 13,400 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,311,829 and 78,086,881 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively		35,312	78,087
Contingent consideration	8	$1,652,910	$—
Additional paid in capital		10,135,087	1,196,426
Accumulated deficit		(1,902,820)	(1,714,568)

Total equity attributable to:
SecureTech shareholders		$9,920,507	$(440,042)
Non-controlling interests		719,376	—
Total stockholders’ equity (deficit)		$10,639,883	$(440,042)

Total liabilities and stockholders’ equity		$15,764,051	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Revenues:
Sales	$—	$1,350	$—	$14,235
Cost of goods sold	—	341	—	3,421
Gross profit	$—	$1,009	$—	$10,814

Expenses:
General and administrative	$86,857	$93,730	$177,792	$184,226
Research and development	2,146	—	2,146	—
Total expenses	$89,003	$93,730	$179,938	$184,226

(Loss) from operations	$(89,003)	$(92,721)	$(179,938)	$(173,412)

Other expense	$(4,884)	(987)	$(8,314)	$(1,777)

Net loss before allocation to non-controlling interests	$(93,887)	$(93,708)	$(188,252)	$(175,189)

Less: Net loss attributable to non-controlling interests	—	—	—	—

Net loss attributable to SecureTech shareholders	$(93,887)	$(93,708)	$(188,252)	$(175,189)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	35,310,428	78,073,914	46,000,410	78,218,401

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A				Additional				Non-
	Preferred Stock		Common Stock		Paid In	Contingent		SecureTech	Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Shareholders	Interests	Total
Balance as of December 31, 2024 (audited)	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	($440,042)	$—	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	322,448	—	322,448
Share exchange, unrelated party	100	1	(1,000,000)	(1,000)	999	—	—	—	—	—
Share exchange, related party	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—
Imputed interest	—	—	—	—	1,204	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	—	(94,365)	(94,365)	—	(94,365)
Balance as of March 31, 2025 (unaudited)	17,710	$18	35,309,329	$35,309	$1,562,851	$—	($1,808,933)	($210,755)	$—	($210,755)
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	10,218,410	719,376	10,937,786
Imputed interest	—	—	—	—	1,739	—	—	1,739	—	1,739
Net loss	—	—	—	—	—	—	(93,887)	(93,887)	—	(93,887)
Balance as of June 30, 2025 (unaudited)	17,895	$18	35,311,829	$35,312	$10,135,087	$1,652,910	($1,902,820)	$9,920,507	$719,376	$10,639,883

The accompanying notes to the consolidated financial statements are an integral part of these statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A				Additional				Non-
	Preferred Stock		Common Stock		Paid In	Contingent		SecureTech	Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Shareholders	Interests	Total
Balance as of December 31, 2023 (audited)	3,200	$3	79,862,655	$79,863	$1,076,391	—	($1,305,128)	($148,871)	$—	($148,871)
Share exchange, related party	200	—	(1,795,774)	(1,796)	1,796	—	—	—	—	—
Net loss	—	—	—	—	—	—	(81,481)	(81,481)	—	(81,481)
Balance as of March 31, 2024 (unaudited)	3,400	$3	78,066,881	$78,067	$1,078,187	$—	($1,386,609)	($230,352)	$—	($230,352)
Issuance of common shares for cash	—	—	10,000	10	9,990	—	—	10,000	—	10,000
Net loss	—	—	—	—	—	—	(93,708)	(93,708)	—	(93,708)
Balance as of June 30, 2024 (unaudited)	3,400	$3	78,076,881	$78,077	$1,088,177	$—	($1,480,317)	($314,060)	$—	($314,060)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(188,252)	$(175,189)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	505	491
Imputed interest	2,943	—
Changes in operating assets and liabilities:
Decrease / (increase) in inventories	—	3,422
Increase in accounts payable, unrelated parties	421	4,224
Increase in accounts payable, related parties	1,728	30,780
Decrease in other payables, related parties	(44,848)	—
Increase / (decrease) in accrued expenses and other current liabilities	103,173	106,243

Net cash used in operating activities	$(124,330)	$(30,029)

Cash flows from investing activities:
Acquisition of office equipment	$(789)	$—
Cash acquired from the acquisition of AI UltraProd	364,311	—
Net cash provided by investing activities	$363,522	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$10,000
Increase in notes payable	26,372	—
Increase in amounts due to related parties	103,273	14,042
Net cash provided by financing activities	$134,645	$24,042

Net increase (decrease) in cash	373,837	(5,987)

Cash – beginning of period	$—	$5,987

Cash – end of period	$373,837	$—

Cash paid for income taxes	$—	$—

Cash paid for interest	$25,577	$2,015

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the six months ended June 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares as consideration for the acquisition of AI UltraProd	$8,565,500	$—
Recognition of contingent consideration related to the acquisition of AI UltraProd	$1,652,910	$—
Assets acquired and liabilities assumed in the acquisition of AI UltraProd:
Increase in cash and equivalents	$364,311	$—
Increase in accounts receivable, net	526,855	—
Increase in amounts due from related parties	69,900	—
Increase in inventories	1,255,997	—
Increase in prepayments and other current assets	2,916,142	—
Increase in equipment, net	204,419	—
Intangible assets, patent technology	3,668,547	—
Operating lease right-of-use assets, net	27,803	—
Increase in goodwill	6,278,366	—
Increase in accounts receivable, net of current portion	438,284	—
Total assets acquired	$15,750,624	$—

Accounts payable assumed	848,292	—
Contract liabilities assumed	357,123	—
Short-term borrowings assumed	2,165,228	—
Operating lease liabilities, current portion	23,231	—
Accrued expenses and other current liabilities assumed	98,472	—
Amounts due to related parties assumed	53,624	—
Deferred tax liabilities	550,282	—
Total liabilities assumed	$4,096,252	$—

Non-controlling interests	$719,376	$—
Redeemable non-controlling interests	716,586	—

Net assets acquired	$10,218,410	$—

Non-cash financing activities:
Issuance of shares for accrued payroll	$322,448	$—
Exchange of common shares for preferred shares	$1,000	—
Exchange of common shares for preferred shares, related party	$42,100	$1,796

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

Depreciation expenses totaled $505 and $491 for the six months ended June 30, 2025 and 2024, respectively. Cumulative depreciation for each asset class is as follows:

	As of June 30, 2025	As of December 31, 2024

Machinery equipment	$135,491	$—
Computer, software, and equipment	77,786	4,916
Furniture, fixtures, and equipment	94,032	—
Property and Equipment	$307,309	$4,916
Less: Accumulated depreciation	(100,103)	(2,413)
Property and Equipment, net	$207,206	$2,503

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

The portion of equity interests in consolidated subsidiaries not attributable, directly or indirectly, to the Company is presented as non‑controlling interests (“NCI”) or redeemable non-controlling interests (“Redeemable NCI”) in the consolidated balance sheets and statements of operations, in accordance with ASC 810. NCI acquired in a business combination are initially measured at fair value as of the acquisition date. Redeemable NCI that contains redemption features not solely within the control of the Company are classified outside of permanent equity as Redeemable NCI in the mezzanine section of the consolidated balance sheets in accordance with ASC 480-10-S99, Distinguishing Liabilities from Equity. Subsequent to initial recognition, the Company adjusts the carrying amount of Redeemable NCI to the greater of (i) the carrying amount adjusted for the NCI holders’ share of the subsidiary’s earnings or losses, contributions, and distributions, or (ii) the redemption value applicable at the reporting date per relevant contract terms. The accretions were recorded against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital. Once additional paid-in capital had been exhausted, additional charges were recorded by increasing the accumulated deficit.

The results of operations of the acquired entities are included in the Company’s consolidated statements of operations beginning June 23, 2025. Activity for the stub period ended June 30, 2025, was not material. The allocation of the purchase price resulted in recognition of $6,278,366 of goodwill, as described in Note 3, and $1,652,910 of contingent consideration related to a potential issuance of Series A Preferred Stock.

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

Mezzanine Equity

Where equity interests are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such events, the share would become redeemable at the option of the holders, they are classified as mezzanine equity (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash or other assets of the entity in the future. The

Company accretes the redeemable equity interests to their redemption value, which is purchase price plus interest per year over the period since issuance to the redemption date. The accretions were recorded against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital. Once additional paid-in capital had been exhausted, additional charges were recorded by increasing the accumulated deficit.

Redeemable noncontrolling interests represent redeemable equity interests issued by the Company’s subsidiary to certain investors, and have been classified as mezzanine noncontrolling interests in the consolidated financial statements as these redeemable interests represent a put option that gives these investors the right to put the interest of the Company’s subsidiary for a certain rate of return. Pursuant to ASC 480-10, the investment is currently redeemable, but not mandatorily redeemable because of the uncertainty related to whether the holder will elect redemption. The process of adjusting non-controlling interests to its redemption value should be performed after attribution of the subsidiary’s net income or loss pursuant to ASC 810. The carrying amount of non-controlling interests will equal the higher of (i) its initial fair value adjusted by accumulated earnings/losses associated with the non-controlling interest or (ii) the redemption value as of the balance sheet date. The accretions were recorded against retained earnings, or in the absence of retained earnings, by charges against additional paid-in capital. Once additional paid-in capital had been exhausted, additional charges were recorded by increasing the accumulated deficit.

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements during the fiscal period ended June 30, 2025, the Company has not established a source of revenues sufficient to cover its operating costs. As such, it has incurred an operating loss since its inception. Further, as of June 30, 2025, the Company had an accumulated deficit of ($1,902,820). These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of June 30, 2025, the Company’s goodwill balance was $6,278,366, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

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

	As of June 30, 2025	As of December 31, 2024
Inventories:
Raw materials and work-in-progress	$291,454	$—
Finished goods	964,543	—
Gross inventories	1,255,997	—
Inventory valuation reserves	—	—
Inventories, net	$1,255,997	$—

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of June 30, 2025	As of December 31, 2024

Accounts receivable	$965,139	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$965,139	$—

Accounts receivable, current portion	$556,540	$—
Accounts receivable, non-current portion	$408,284	$—

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

NOTE 7 – SHORT-TERM BORROWINGS

As of June 30, 2025, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 15,500,000 (equivalent to US $2,165,228) from banks in the PRC, with interest rates ranging from 3.6% to 5.6% per annum. Interest payments are due quarterly.

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

	For the Six Months Ended June 30,
	2025	2024

Revenue from external customers	$—	$14,235

Reconciliation of revenue:
Less: Cost of goods sold	—	3,421
Segment gross profit	$—	$10,814

Less:
Salaries and payroll	64,998	63,000
Other segment items(1)	114,940	121,226
Segment net loss	$(179,938)	$(173,412)

Reconciliation of loss:
Other income (expense), net	(8,314)	(1,777)
Loss before income taxes	$(188,252)	$(175,189)

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

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of June 30, 2025	As of December 31, 2024

Advances to suppliers	$2,882,606	$—
Deductible VAT	32,536	—
Deposits	1,114	1,114
Prepayments and other assets	$2,916,256	$1,114

Advances to suppliers of $2,883,606 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 12 – REDEEMABLE NON-CONTROLLING INTEREST

The Company consolidates Zhejiang Jizhu Technology Co., Ltd. (“Zhejiang Jizhu”) following the acquisition of Aiultraprod Group Limited. Certain minority investors of Zhejiang Jizhu hold noncontrolling equity interests with redemption features not solely within the Company’s control. Accordingly, these non-controlling interests are classified outside permanent equity as redeemable non-controlling interests (temporary equity) in accordance with ASC 480-10-S99.

The redeemable non-controlling interests represent equity interests held by certain minority investors of Zhejiang Jizhu. Holders of these interests retain rights to participate in Zhejiang Jizhu’s residual net assets on the same basis as other equity holders. However, pursuant to investment agreements entered into in December 2024, such investors have the right to require redemption of their equity interests upon the occurrence of certain contingent events, including failure to complete an initial public offering, failure to satisfy specified contractual conditions, or failure to achieve certain operational performance targets of Zhejiang Jizhu.

The redemption amount is determined in accordance with the contractual provisions and is generally calculated based on the original investment amount plus a simple annual return of 6% or 8%, as applicable. The redemption obligation is primarily attributable to the founder, and Zhejiang Jizhu has joint liability under the agreement.

At each reporting date, the Company evaluates the carrying amount of the redeemable non-controlling interests. The redeemable non-controlling interests are subsequently measured at the greater of:

(i) the carrying amount recognized upon acquisition, adjusted for the redeemable non-controlling interest holders’ proportionate share of net income or loss, other comprehensive income, and other changes in equity; or

(ii) the redemption value determined in accordance with the contractual redemption provisions.

Any increases required to accrete the carrying amount of redeemable noncontrolling interests to their redemption value are recorded as adjustments to retained earnings, or, in the absence of retained earnings, as adjustments to additional paid-in capital, and are not recognized in consolidated net income.

As of June 30, 2025, the balance of $716,586 redeemable non-controlling interest was acquired in the business combination of Aiultraprod Group Limited.

NOTE 13 – CONTINGENCY/LEGAL

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

NOTE 14 – SUBSEQUENT EVENTS

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended June 30, 2025, and 2024.

	Three months ended June 30,
	2025	2024
Sales	$-	$1,350
Cost of goods sold	-	(341)
Gross profit	-	1,009
Operating expenses	(89,003)	(93,730)
Loss from operations	(89,003)	(92,721)
Other income (expense)	(4,884)	(987)
Net loss	$(93,887)	$(93,708)

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

Operating Expenses

	Three Months Ended June 30,
	2025	2024
Operating expenses:
General and administrative	$86,857	$93,730
Research and development	2,146	-
Operating expenses	$89,003	$93,730

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $89,003 during the three months ended June 30, 2025, compared to $93,730 for the same period of 2024, representing a decrease in operating expenses of ($4,727), or (5.0%), from the three months ended June 30, 2024.

Loss From Operations

As a result of the foregoing, our loss from operations was ($89,003) during the three months ended June 30, 2025, compared with ($93,730) for the same period of 2024. This ($4,727), or (5.0%), decrease in our loss from operations was primarily attributable to a lack of any sales efforts and related expenses during the fiscal period ended June 30, 2025.

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

Net Loss

The result was that our net loss was ($93,887) during the three months ended June 30, 2025, compared with ($93,708) for the same period of 2024. This $179, or 0.2%, increase in our loss from operations was primarily attributable to a lack of any sales during the fiscal period ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,
	2025	2024
Sales	$-	$14,235
Cost of goods sold	-	(3,421)
Gross profit	-	10,814
Operating expenses	(179,938)	(184,226)
Loss from operations	(179,938)	(173,412)
Other income (expense)	(8,314)	(1,777)
Net loss	$(188,252)	$(175,189)

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

Operating Expenses

	Six Months Ended June 30,
	2025	2024
Operating expenses:
General and administrative	$177,792	$184,226
Research and development	2,146	-
Operating expenses	$179,938	$184,226

Our operating expenses for the fiscal period consisted of two components: general and administrative expenses and research and development expenses. Total operating expenses were $179,938 during the six months ended June 30, 2025, compared to

$184,226 for the same period of 2024, representing a decrease in operating expenses of ($4,288), or (2.3%), from the six months ended June 30, 2024.

Loss From Operations

As a result of the foregoing, our loss from operations was ($179,938) during the six months ended June 30, 2025, compared with ($173,412) for the same period of 2024. This $6,526, or 3.8%, increase in our loss from operations was primarily attributable to a lack of any sales efforts and related expenses during the fiscal period ended June 30, 2025.

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

Net Loss

The result was that our net loss was ($188,252) during the six months ended June 30, 2025, compared with ($175,189) for the same period of 2024. This $13,063, or 7.5%, increase in our net loss was primarily attributable to a lack of any sales efforts and related expenses during the fiscal period ended June 30, 2025.

Total Stockholders’ Equity

Our stockholders’ equity was $9,920,506 as of June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $373,837 and working capital of approximately $1.28 million, calculated as current assets of $5.17 million less current liabilities of $3.86 million. Current assets consisted primarily of $1.26 million in inventories, $2.92 million in prepayments and other current assets, and $69,900 in amounts due from related parties. Current liabilities consisted primarily of $862,918 in accounts payable, $2.17 million in short‑term borrowings, $26,372 in notes payable, $146,954 in notes payable to related parties, and $357,123 in contract liabilities.

The increase in both current assets and current liabilities compared to December 31, 2024, principally reflects the consolidation of AI UltraProd at the acquisition date and the expansion of our operating scope.

Cash Flows

For the six months ended June 30, 2025:

•

Operating activities used $124,330 of cash, driven by our net loss of $188,252, adjusted for non‑cash items (including $505 of depreciation and $2,943 of imputed interest) and working capital changes such as a $61,998 increase in accrued payroll and timing differences in payables and other liabilities.

•	Investing activities provided $363,522 of cash, consisting of $364,311 of cash acquired in the AI UltraProd acquisition, partially offset by $789 of capital expenditures.

•	Financing activities provided $134,645 of cash, primarily from $5,000 in common stock issuances for cash, $26,372 in new notes payable, and $103,273 in net advances from related parties.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of June 30, 2025. In addition, in connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of June 30, 2025 and had not been remediated as of the date of this Amendment.

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

With respect to the additional material weakness identified in connection with the Restatement, Management intends to enhance its accounting policies, technical accounting review procedures, and levels of review applicable to the classification of redeemable non-controlling interests and other complex equity instruments, and to the classification of accounts receivable and other balance sheet items between current and non-current categories, including through engagement of outside technical accounting resources where necessary.

Changes in Controls and Procedures

In connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness in our internal control over financial reporting relating to our accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of June 30, 2025. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SECURETECH INNOVATIONS, INC.

Dated: August 5, 2026	By:	/s/ J. Scott Sitra
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 5, 2026	By:	/s/ Anthony Vang
Chief Financial Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director