Form 10-Q/A
period 2025-09-30
Securetech Innovations, Inc.
filed 2026-08-05
CIK 1703157

G6UNITED STATES
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements6

CONSOLIDATED BALANCE SHEETS6

CONSOLIDATED STATEMENTS OF OPERATIONS8

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)10

CONSOLIDATED STATEMENTS OF CASH FLOWS13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations30

Item 3. Quantitative and Qualitative Disclosures About Market Risk45

Item 4. Controls and Procedures45

PART II – OTHER INFORMATION

Item 1. Legal Proceedings47

Item 1A. Risk Factors47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds47

Item 3. Default Upon Senior Securities47

Item 4. Mine Safety Disclosures47

Item 5. Other Information47

Item 6. Exhibits48

SIGNATURES50

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends and restates the Quarterly Report on Form 10-Q of SecureTech Innovations, Inc. (the “Company,” “we,” “us,” or “our”) for the quarterly period ended September 30, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 20, 2025 (the “Original Form 10-Q”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	September 30, 2025 (unaudited)	December 31, 2024 (audited)
Current assets:
Cash and equivalents		$394,370	$—
Accounts receivable, net	5	1,032,053	—
Amounts due from related parties	10	106,703	—
Inventories	4	1,505,782	—
Prepayments and other current assets	11	2,415,450	1,114
Total current assets		$5,454,358	$1,114

Non-current assets:
Property and equipment, net	1	$399,681	$2,503
Intangible assets, patent technology		3,576,833	—
Operating lease right-of-use asset		311,384	—
Goodwill	3	6,278,366	—
Accounts receivable, net of non-current portion	5	832,280	—
Total non-current assets		$11,398,544	$2,503

Total assets:		$16,852,902	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	September 30, 2025 (unaudited)	December 31, 2024 (audited)
Current liabilities:
Accounts payable		$1,112,702	$14,205
Accounts payable, related party		46,598	50,978
Contract liabilities	6	87,996	—
Notes payable, unrelated parties		186,495	—
Notes payable, related parties		188,914	39,611
Operating lease liabilities, current portion		98,894	—
Short-term borrowings	7	2,452,592	—
Accrued expenses and other current liabilities		150,422	338,865
Total current liabilities		$4,324,613	$443,659

Non-current liabilities:
Operating lease liabilities, net of current portion		$198,816	$—
Deferred tax liabilities		536,525	—
Total non-current liabilities		$735,341	$—

Total liabilities:		$5,059,954	$443,659

Mezzanine equity:
Redeemable non-controlling interest	15	$727,156	$—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 17,895 and 13,400 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 35,311,829 and 78,086,881 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively		35,312	78,087
Contingent consideration	8	$1,652,910	$—
Additional paid in capital		10,177,111	1,196,426
Accumulated deficit		(1,518,073)	(1,714,568)
Accumulated other comprehensive loss		19,134	—

Total equity attributable to:
SecureTech shareholders		$10,366,412	$(440,042)
Non-controlling interests		699,380	—
Total stockholders’ equity (deficit)		$11,065,792	$(440,042)

Total liabilities and stockholders’ equity		$16,852,902	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025		2024

Revenues:
Sales	$3,736,527	$—	$3,736,527		$14,235
Cost of goods sold	2,822,792	—	2,822,792		3,421
Gross profit	$913,735	$—	$913,735		$10,814

Operating expenses:
General and administrative	$341,882	$81,642	$521,820		$265,868
Selling and marketing expenses	18,956	—	18,956		—
Research and development	85,674	—	85,674		—
Government grants	411	—	411		—
Total operating expenses	$446,923	$81,642	$626,861		$265,868

Profit (Loss) from operations	$466,812	$(81,642)	$286,874		$(255,054)

Other income (expense)	$(51,564)	(2,061)	$(59,878)		$(3,838)

Profit (loss) before income taxes	$415,248	$(83,703)	$226,996		$(258,892)

Provision for income taxes	$(13,757)	—	$(13,757)		$—

Net profit (loss)	$429,005	$(83,703)	$240,753		$(258,892)

Less: Net profit attributable to redeemable non-controlling interests	$12,888	$—	$12,888		$—
Less: Net profit attributable to non-controlling interests	$31,370	$—	$31,370		$—

Net profit (loss) attributable to SecureTech shareholders	$384,747	$(83,703)	$196,495		$(258,892)

Earnings (loss) per share:
Basic	$0.01	$(0.00)*	$0.00	*	$(0.00)*
Diluted	$0.00 *	$(0.00)*	$0.00	*	$(0.00)*

Weighted average common shares outstanding:
Basic	35,311,829	78,076,881	42,398,398		78,170,883
Diluted	214,336,013	78,076,881	221,422,582		78,170,883

* Less than US$0.005

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net profit (loss)	$429,005	$(83,703)	$240,753	$(258,892)

Other comprehensive income (loss):
Foreign currency translation adjustment	$19,134	$—	$19,134	$—
Total other comprehensive income (loss)	$19,134	$—	$19,134	$—

Total comprehensive income (loss) before allocation to non-controlling interests	$448,139	$(83,703)	$259,887	$(258,892)

Less: Total comprehensive income attributable to redeemable non-controlling interests	$12,888	$—	$12,888	$—
Less: Total comprehensive income attributable to non-controlling interests	$31,370	$—	$31,370	$—

Total comprehensive income (loss) attributable to SecureTech shareholders	$403,881	$(83,703)	$215,629	$(258,892)

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2024 (audited)	13,400	$13	78,086,881	$78,087	$1,196,426	$—	($1,714,568)	$—	($440,042)	$—	$(440,042)
Issuance of common stock for settlement of accrued payroll	—	—	322,448	322	322,126	—	—	—	322,448	—	322,448
Share exchange	100	1	(1,000,000)	(1,000)	999	—	—	—	—	—	—
Share exchange, related parties	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—	—
Imputed interest	—	—	—	—	1,204	—	—	—	1,204	—	1,204
Net loss	—	—	—	—	—	—	(94,365)	—	(94,365)	—	(94,365)
Balance as of March 31, 2025 (unaudited)	17,710	$18	35,309,329	$35,309	$1,562,851	$—	($1,808,933)	$—	($210,755)	$—	($210,755)
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	—	10,218,410	719,376	10,937,786
Imputed interest	—	—	—	—	1,739	—	—	—	1,739	—	1,739
Net loss	—	—	—	—	—	—	(93,887)	—	(93,887)	—	(93,887)
Balance as of June 30, 2025 (unaudited)	17,895	$18	35,311,829	$35,312	$10,135,087	$1,652,910	($1,902,820)	$—	$9,920,507	$719,376	$10,639,883

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of June 30, 2025 (unaudited)	17,895	$18	35,311,829	$35,312	$10,135,087	$1,652,910	($1,902,820)	$—	$9,920,507	$719,376	$10,639,883
Acquisition of non-controlling interest	—	—	—	—	37,497	—	—	—	37,497	(51,366)	(13,869)
Accretions of redeemable NCI to redemption value	—	—	—	—	2,318	—	—	—	2,318	—	2,318
Foreign currency translation adjustments	—	—	—	—	—	—	—	19,134	19,134	—	19,134
Imputed interest	—	—	—	—	2,209	—	—	—	2,209	—	2,209
Net profit	—	—	—	—	—	—	384,747	—	384,747	31,370	416,117
Balance as of September 30, 2025 (unaudited)	17,895	$18	35,311,829	$35,312	$10,177,111	$1,652,910	($1,518,073)	$19,134	$10,366,412	$699,380	$11,065,792

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A				Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	($1,305,128)	($148,871)
Share exchange, related party	200	—	(1,795,774)	(1,796)	1,796	—	—
Net loss	—	—	—	—	—	(81,481)	(81,481)
Balance, March 31, 2024	3,400	$3	78,066,881	$78,067	$1,078,187	($1,386,609)	($230,352)
Issuance of common shares for cash	—	—	10,000	10	9,990	—	10,000
Net loss	—	—	—	—	—	(93,708)	(93,708)
Balance, June 30, 2024	3,400	$3	78,076,881	$78,077	$1,088,177	($1,480,317)	($314,060)
Net loss	—	—	—	—	—	(83,703)	(83,703)
Imputed interest	—	—	—	—	1,063	—	1,063
Balance, September 30, 2024	3,400	$3	78,076,881	$78,077	$1,089,240	($1,564,020)	($396,700)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net profit (loss)	$240,753	$(258,892)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	18,395	737
Imputed and amortized interest	9,233	1,063
Amortization of operating lease right-of-use assets	20,739	—
Amortization of intangible assets	91,714	—
Deferred income taxes	(13,757)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(505,198)	—
(Increase) decrease in inventories	(249,785)	3,422
Increase in amounts due from related parties	(36,803)	—
Increase (decrease) in prepayments and other current assets	501,806	(26)
Increase in operating lease right-of-use assets, net	27,803	—
Decrease in accounts receivable, net of current portion	(393,996)	—
Increase in accounts payable	250,205	3,308
(Decrease) increase in accounts payable, related parties	(4,380)	45,978
Decrease in contract liabilities	(269,127)	—
Decrease in other payables, related party	(53,624)	—
Decrease in operating lease liabilities	(57,644)	—
Increase in accrued expenses and other current liabilities	190,462	158,812

Net cash used in operating activities	(233,204)	(45,598)

Cash flows from investing activities:
Acquisition of equipment	$(211,154)	$—
Cash acquired from the acquisition of AI UltraProd	364,311	—
Net cash provided by investing activities	$153,157	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$10,000
Proceeds from notes payable	167,000	29,611
Proceeds from short-term borrowings	1,054,666	—
Payments on short-term borrowings	(767,302)	—
Proceeds from convertible debt	(4,081)	—
Net cash provided by financing activities	$455,283	$39,611

Net increase (decrease) in cash	375,236	(5,987)

Cash – beginning of period	—	5,987

Effects of exchange rate changes on cash	19,134	—

Cash – end of period	$394,370	$—

Cash paid for income taxes	$—	$—

Cash paid for interest	$25,577	$3,061

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the nine months ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares as consideration for the acquisition of AI UltraProd	$8,565,500	$—
Recognition of contingent consideration related to the acquisition of AI UltraProd	$1,652,910	$—
Assets acquired and liabilities assumed in the acquisition of AI UltraProd:
Increase in cash and equivalents	$364,311	$—
Increase in accounts receivable, net	526,855	—
Increase in amounts due from related parties	69,900	—
Increase in inventories	1,255,997	—
Increase in prepayments and other current assets	2,916,142	—
Increase in equipment, net	204,419	—
Intangible assets, patent technology	3,668,547	—
Operating lease right-of-use assets, net	27,803	—
Increase in goodwill	6,278,366	—
Increase in accounts receivable, net of current portion	438,284	—
Total assets acquired	$15,750,624	$—

Accounts payable assumed	848,292	—
Contract liabilities assumed	357,123	—
Short-term borrowings assumed	2,165,228	—
Operating lease liabilities, current portion	23,231	—
Accrued expenses and other current liabilities assumed	98,472	—
Amounts due to related parties assumed	53,624	—
Deferred tax liabilities	550,282	—
Total liabilities assumed	$4,096,252	—

Non-controlling interests	$719,376	$—
Redeemable non-controlling interests	716,586	—

Net assets acquired	$10,218,410	—

Non-cash financing activities:
Accretions of redeemable NCI to redemption value	$(2,318)	$—
Issuance of shares for accrued payroll	$322,448	$—
Exchange of common shares for preferred shares	$1,000	$—
Exchange of common shares for preferred shares, related party	$42,100	$1,796

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of September 30, 2025, the Company’s goodwill balance was $6,278,366, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

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

	As of September 30, 2025	As of December 31, 2024
Inventories:
Raw materials and work-in-progress	$107,057	$—
Finished goods	1,398,725	—
Gross inventories	1,505,782	—
Inventory valuation reserves	—	—
Inventories, net	$1,505,782	$—

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of September 30, 2025	As of December 31, 2024

Accounts receivable	$1,864,333	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$1,864,333	$—

Accounts receivable, current portion	$1,032,053	$—
Accounts receivable, non-current portion	$832,280	$—

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

The Company also issued 185 shares of its Series A Preferred Stock in conjunction with its acquisition of 100% of Aiultraprod Group Limited. These shares were valued at US $8,565,500, which equates to a per-share value of US $46,300.

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

	For the Nine Months Ended September 30,
	2025	2024

Revenue from external customers	$3,736,527	$14,235

Reconciliation of revenue:
Less: Cost of goods sold	2,822,792	3,421
Segment gross profit	$913,735	$10,814

Less:
Salaries and payroll	73,576	63,000
Other segment items(1)	553,285	202,868
Segment net profit (loss)	$286,874	$(255,054)

Reconciliation of loss:
Other expense, net	(59,878)	(3,838)
Net profit (loss) before income taxes	$226,996	$(258,892)

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

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024

Numerator:
Net income (loss)	$384,747		$(83,703)		$196,495		$(258,892)

Denominator:
Basic – weighted average shares outstanding	35,311,829		78,076,881		42,398,398		78,170,883
Effect of dilutive securities:
Convertible note	74,184		—		74,184		—
Series A preferred shares	178,950,000		—		178,950,000		—
Diluted – weighted average shares outstanding	214,336,013		78,076,881		221,422,582		78,170,883

Earnings (loss) per share:
: Basic	$0.01		$(0.00	)*	$0.01		$(0.00	)*
Diluted	$0.00	*	$(0.00	)*	$0.00	*	$(0.00	)*

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

The total gross proceeds from the note were $150,000. However, the Company received net cash proceeds of $119,200, after deducting a $5,000 legal fee paid, $10,800 of the placement agent commission, and $13,500 of the original issue discount.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using the Monte Carlo valuation method. The fair value on issuance day was $158,687.

As of September 30, 2025, fair value was estimated at $159,371.

NOTE 15 – REDEEMABLE NON-CONTROLLING INTEREST

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

Changes in the Company's redeemable non-controlling interests during the nine months ended September 30, 2025 and fiscal year ended December 31, 2024 were as follows:

	As of September 30, 2025	As of December 31, 2024

Redeemable non-controlling interest at the beginning of the period	$—	$—
Redeemable non-controlling interest acquired in business combination	716,586	—
Net profit (loss) attributable to redeemable non-controlling interests	12,888	—
Accretions adjustment to the redemption value	(2,318)	—
Redeemable non-controlling interest at the ending of the period	$727,156	$—

NOTE 16 – CONTINGENCY/LEGAL

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

NOTE 17 – SUBSEQUENT EVENTS

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

Engagement of Solutions Accounting Group

On October 13, 2025, SecureTech engaged Solutions Accounting Group, a full-service accounting and advisory firm that provides outsourced finance department functions, tax advisory, and fractional CFO services. Under this engagement, Solutions Accounting Group will:

•	Provide part-time CFO support, including assisting with the preparation of quarterly and annual financial statements and related SEC filings;

•	Assist with financial reporting, audit coordination, and regulatory compliance matters; and

•	Support management with budgeting, internal controls, and other CFO level responsibilities.

This engagement is intended to strengthen SecureTech’s financial reporting infrastructure and ensure timely, accurate compliance with U.S. GAAP and SEC disclosure requirements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the three months ended September 30, 2025, and 2024.

	Three Months ended September 30,
	2025	2024
Sales	$3,736,527	$-
Cost of goods sold	(2,822,792)	-
Gross profit	913,735	-
Operating expenses	(446,923)	(81,642)
Profit (loss) from operations	466,812	(81,642)
Other (expense)	(51,564)	(2,061)
Net profit (loss)	$429,005	$(83,703)
Less: net profit attributable to redeemable non-controlling interests	12,888	-
Less: net profit attributable to non-controlling interests	31,370	-
Net profit (loss) attributable to SecureTech shareholders	384,747	(83,703)

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

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025, was $2,822,792, compared to $-0- for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 75.5% during the three months ended September 30, 2025.

Gross Profit

Gross profit for the three months ended September 30, 2025, was $913,735, compared to $-0- for the same period of 2024. Our gross profit margin was 24.5% during the three months ended September 30, 2025.

Operating Expenses

	Three Months Ended September 30,
	2025	2024
Operating expenses:
General and administrative	$341,882	$81,642
Selling and marketing expenses	18,956	-
Research and development	85,674	-
Government grants	411	-
Operating expenses	$446,923	$81,642

Our operating expenses for the fiscal period consisted of three components: general and administrative expenses, selling and marketing expenses, and research and development expenses. Total operating expenses were $446,923 during the three months ended September 30, 2025, compared to $81,642 for the same period of 2024, representing an increase in operating expenses of $365,281, or 447.4%, from the three months ended September 30, 2024. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our profit from operations was $466,812 during the three months ended September 30, 2025, compared with a loss of ($81,642) for the same period of 2024. The swing from an operating loss to an operating profit is the result of SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the three months that ended September 30, 2025, we had a loss of ($51,564) in other income (loss) compared to a loss of ($2,061) in other income (expense) for the same period of 2024.

Net Profit (Loss)

The result was that our net profit was $429,005 during the three months ended September 30, 2025, compared with a net loss of ($83,703) for the same period of 2024. After taking into consideration redeemable non-controlling interests of $12,888 and non-controlling interests of $31,370 for the three months ended September 30, 2025, SecureTech generated a net profit of $384,747 that was attributable to SecureTech’s shareholders.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the nine months ended September 30, 2025 and 2024.

	Nine Months ended September 30,
	2025	2024
Sales	$3,736,527	$14,235
Cost of goods sold	(2,822,792)	3,421
Gross profit	913,735	10,814
Operating expenses	(626,861)	(265,868)
Profit (loss) from operations	286,874	(255,054)
Other (expense)	(59,878)	(3,838)
Profit (loss) before income taxes	226,996	(258,892)
Provision (benefit) for income taxes	(13,757)	-
Net profit (loss)	$240,753	$(258,892)
Less: net profit attributable to non-controlling interests	12,888	-
Less: net profit attributable to non-controlling interests	31,370	-
Net profit (loss) attributable to SecureTech shareholders	196,495	(258,892)

Sales

Sales for the nine months ended September 30, 2025, totaled $3,736,527, compared to $14,235 for the same period in 2024, representing an increase of $3,722,292, or a 26,148.9% increase compared to the previous fiscal period. The increase in sales is the result of SecureTech’s acquisition of AI UltraProd. Sales were attributable as follows:

	Nine Months ended September 30,
	2025	2024
AI UltraProd products	$3,338,975	$-
AI UltraProd services	397,552	-
Top Kontrol	-	14,235
Total sales	3,736,527	14,235

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2025, was $2,822,792, compared to $3,421 for the same period of 2024. As a percentage of overall sales, the cost of goods sold was 75.5% during the nine months ended September 30, 2025.

Gross Profit

Our gross profit for the nine months ended September 30, 2025, was $913,735, compared to $10,814 for the same period in 2024. Our gross profit margin was 24.5% during the nine months ended September 30, 2025.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024
Operating expenses:
General and administrative	$521,820	$265,868
Selling and marketing expenses	18,956	-
Research and development	85,674	-
Government grants	411	-
Operating expenses	$626,861	$265,868

Our operating expenses for the fiscal period consisted of four components: general and administrative expenses, selling and marketing expenses, research and development expenses, and government grants. Total operating expenses were $626,861 during the nine months ended September 30, 2025, compared to $265,868 for the same period of 2024, representing an increase in operating expenses of $360,993, or 135.8%, from the nine months ended September 30, 2024. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our profit from operations was $286,874 during the nine months ended September 30, 2025, compared with a loss of ($255,054) for the same period of 2024. The swing from an operating loss to an operating profit is the result of SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the nine months that ended September 30, 2025, we had a loss of ($59,878) in other income (loss) compared to a loss of ($3,838) in other income (expense) for the same period of 2024.

Net Profit (Loss)

The result was that our net profit was $240,753 during the nine months ended September 30, 2025, compared with a net loss of ($258,892) for the same period of 2024. After taking into consideration redeemable non-controlling interests of $12,888 and non-controlling interests of $31,370 for the nine months ended September 30, 2025, SecureTech generated a net profit of $196,495 that was attributable to SecureTech’s shareholders.

Total Stockholders’ Equity

Our stockholders’ equity attributable to SecureTech shareholders was $10,366,412 as of September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, SecureTech Innovations, Inc. had cash and cash equivalents of $394,370, compared to no cash balances at December 31, 2024. The increase reflects cash generated from operations and financing activities during the nine‑month period. Total current assets were $5.5 million, primarily consisting of accounts receivable of $1.0 million, inventories of $1.5 million, and prepayments of $2.4 million. Non‑current assets totaled $11.4 million, driven largely by non-current accounts receivable, intangible patent assets, and goodwill recognized in connection with the acquisition of AI UltraProd.

Total current liabilities increased to $4.3 million at September 30, 2025, compared to $0.4 million at December 31, 2024. The increase was primarily attributable to short‑term borrowings of $2.5 million, accounts payable of $1.1 million, and accrued expenses of $0.2 million. Non‑current liabilities were $0.7 million, consisting of $0.2 million in operating lease obligations and $0.5 million in deferred tax liabilities. As a result, total liabilities were $5.1 million, and total stockholders’ equity improved to $11.1 million, compared to a deficit of $0.4 million at year‑end 2024.

For the nine months ended September 30, 2025, SecureTech generated revenues of $3.7 million and reported net income attributable to shareholders of $0.2 million, compared to a net loss of $0.3 million for the same period in 2024. Gross profit was $0.9 million, reflecting a gross margin of approximately 25%. Operating cash flows for the period were impacted by working capital changes, including increases in receivables, inventories, and prepayments associated with scaling AI UltraProd operations.

Cash Flows

For the nine months ended September 30, 2025:

•

Operating activities: Net cash used by operating activities was approximately ($0.23 million), compared to net cash used in operating activities of ($0.05 million) for the same period in 2024. The difference is primarily the result of acquiring AI UltraProd and beginning its integration process.

•

Investing activities: Net cash used in investing activities during the nine months ended September 30, 2025, was primarily related to the acquisition of AI UltraProd and capital expenditures for equipment. We acquired ($0.2 million) in new equipment and recorded a $0.4 million benefit from the acquisition of AI UltraProd during the nine months ended September 30, 2025. We did not have material investing cash flows in the prior year period.

•

Financing activities: Net cash provided by financing activities during the nine months ended September 30, 2025, was driven by short‑term borrowings of $1.1 million, issuance of preferred shares in connection with the AI UltraProd acquisition, and issuance of common shares for cash. These financing activities were critical to supporting operations and funding strategic initiatives. In the prior year period, financing cash flows were limited to small issuances of common stock.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of September 30, 2025. In addition, in connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of September 30, 2025 and had not been remediated as of the date of this Amendment.

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

Changes in Controls and Procedures

In connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness in our internal control over financial reporting relating to our accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of September 30, 2025. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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