Form 10-K/A
period 2025-12-31
Securetech Innovations, Inc.
filed 2026-08-06
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends and restates the Annual Report on Form 10-K of SecureTech Innovations, Inc. (the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “Original Form 10-K”).

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

Accordingly, this Amendment amends and restates in their entirety Part II, Item 8 (Financial Statements and Supplementary Data), including the notes thereto, Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Part II, Item 9A (Controls and Procedures) of the Original Form 10-K to reflect the Restatement and related disclosures. In connection with the Restatement, management has also identified an additional material weakness in internal control over financial reporting relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, as further described in Item 9A of this Amendment.

Except as described above, this Amendment does not amend, update, or restate any other information in the Original Form 10-K, and does not reflect events or developments occurring after the filing date of the Original Form 10-K, nor does it modify or update the disclosures contained therein other than as required to reflect the Restatement.

This Amendment should be read together with the Original Form 10-K and the Company’s other filings with the SEC, including the Current Report on Form 8-K referenced above. This Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, filed as Exhibit 31.1, Exhibit 31.2 and Exhibit 32.1 hereto, as required under Rule 13a-14 and Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

PART I5

Item 1.  Business6

Item 1A.  Risk Factors19

Item 1B.  Unresolved Staff Comments35

Item 1C.  Cybersecurity35

Item 2.  Properties35

Item 3.  Legal Proceedings36

Item 4.  Mine Safety Disclosures36

PART II37

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities37

Item 6.  [Reserved]43

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations43

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk50

Item 8.  Financial Statements and Supplementary Data51

CONSOLIDATED BALANCE SHEETS56

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure84

Item 9A.  Controls and Procedures84

Item 9B.  Other Information85

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections86

PART III87

Item 10.  Directors, Executive Officers and Corporate Governance87

Item 11.  Executive Compensation91

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters92

Item 13.  Certain Relationships and Related Transactions, and Director Independence92

Item 14.  Principal Accounting Fees and Services95

PART IV96

Item 15.  Exhibits, Financial Statements Schedules96

Item 16.  Form 10-K Summary98

SIGNATURES98

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

Results of Operations

Comparison of the Fiscal Years Ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the fiscal years ended December 31, 2025, and 2024.

	Fiscal Years Ended December 31,
	2025	2024
Sales	$7,720,757	$14,235
Cost of goods sold	(5,818,498)	(3,421)
Gross profit	1,902,259	10,814
Operating expenses	(1,666,939)	(414,400)
Profit (loss) from operations	235,320	(403,586)
Other (expense)	(149,612)	(5,854)
Income tax benefit (provision)	117,590	-
Net profit (loss)	$203,298	$(409,440)
Less: net profit attributable to redeemable non-controlling interests	23,889	-
Less: net profit attributable to non-controlling interests	66,632
Net profit (loss) attributable to SecureTech shareholders	$112,777	$(409,440)

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

Operating Expenses

	Fiscal Years Ended December 31,
	2025	2024
Operating expenses:
General and administrative	$1,366,109	$414,400
Selling and marketing expenses	20,569	-
Research and development	280,261	-
Operating expenses	$1,666,939	$414,400

Our operating expenses for the fiscal period consisted of four components: general and administrative expenses, selling and marketing expenses, and research and development expenses. Total operating expenses were $1,666,939 during the fiscal year ended December 31, 2025, compared to $265,868 for the same period of 2024, representing an increase in operating expenses of $1,401,071, or 527.0%, from the fiscal year ended December 31, 2024. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our profit from operations was $235,320 during the fiscal year ended December 31, 2025, compared with a loss of ($403,586) for the same period of 2024. The swing from an operating loss to an operating profit is the result of SecureTech’s acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of change in fair value of notes payable, bank interest received on cash deposits, interest paid on outstanding loans, government grants, and other non-operating items. During the fiscal year ended December 31, 2025, we had ($149,612) in other income (expense) comprised of ($4,304) in change in fair value of notes payable, $76 in bank interest received on cash deposits, ($77,489) in interest paid on outstanding loans, $429 in government grants, and ($68,324) in other non-operating expenses.  This compares to ($5,854) in other income (expense) comprised solely of interest paid on outstanding loans for the same period of 2024. The increase in other income (expense) is largely due to SecureTech’s acquisition of AI UltraProd.

Provision for Income Taxes

During the fiscal year ended December 31, 2025, we recorded a tax deferral gain of $117,590, compared to no provision for income taxes during the same period of 2024. The tax deferral gain is the result of SecureTech’s acquisition of AI UltraProd.

Net Profit (Loss)

The result was that our net profit was $203,298 during the fiscal year ended December 31, 2025, compared with a net loss of ($409,440) for the same period of 2024. After taking into consideration non-controlling interests of $90,521 for the fiscal year ended December 31, 2025, SecureTech generated a net profit of $112,777 that was attributable to SecureTech’s shareholders, and is the result from SecureTech’s acquisition of AI UltraProd.

Total Stockholders’ Equity (Deficit)

Our stockholders’ equity for SecureTech shareholders was $10,602,113 as of December 31, 2025 compared to a stockholders’ deficit of ($440,042) on December 31, 2024. The improvement in stockholders’ equity is primarily the result from SecureTech’s acquisition of AI UltraProd.

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

As of December 31, 2025, SecureTech Innovations, Inc. had cash and cash equivalents of $233,825, compared to no cash balances at December 31, 2024. The increase reflects cash generated from operations and financing activities during the fiscal year. Total current assets were $7.5 million, primarily consisting of accounts receivable of $1.9 million, inventories of $1.9 million, and prepayments of $3.4 million. Non-current assets totaled $11.7 million, driven largely by acquired intangible assets (patents) and goodwill recognized in connection with the acquisition of AI UltraProd.

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

For the fiscal year ended December 31, 2025, SecureTech generated revenues of $7.7 million and reported net income attributable to shareholders of $0.1 million, compared to a net loss of $0.4 million for the same period in 2024. Gross profit was $1.9 million, reflecting a gross margin of approximately 24.6%. Operating cash flows for the period were impacted by working capital changes, including increases in receivables, inventories, and prepayments associated with scaling AI UltraProd operations.

Cash Flows

For the fiscal year ended December 31, 2025:

•Operating activities: Net cash used in operating activities increased to approximately $0.9 million from $0.06 million during the same period in 2024. The rise in cash used by operating activities is mainly due to increases of $1.4 million in accounts receivable, $0.7 million in non-current accounts receivable, $0.7 million in inventories, and $0.5 million in prepayments related to scaling AI UltraProd operations. These increases in current assets reflect SecureTech’s growth path but also indicate short-term liquidity needs.

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

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their audit report dated March 24, 2026. This report is included in our Annual Report on Form 10-K filed with the SEC on March 24, 2026. This opinion indicates that our auditors believe there is substantial doubt about our ability to continue as an ongoing business for the next 12 months.

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

Emphases of Matter

Amendment No. 1 to the Annual Report on Form 10-K/A of SecureTech Innovations, Inc. for the fiscal year ended December 31, 2025 (this “Amendment”);

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

Hong Kong

March 24, 2026, except for the effects of the restatement discussed in Note 3, 5, 12 and 15 to the consolidated financial statements, as to which the date is August 5, 2026

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

The Woodlands, TX

March 31, 2025

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	December 31, 2025	December 31, 2024
Current assets:
Cash and equivalents		$233,825	$—
Accounts receivable, net	5	1,933,221	—
Amounts due from related parties	10	24,098	—
Inventories	4	1,946,203	—
Prepayments and other current assets	11	3,383,422	1,114
Total current assets		$7,520,769	$1,114

Non-current assets:
Equipment, net	1	$312,229	$2,503
Operating lease right-of-use, net		291,444	—
Intangible assets, patents		3,485,120	—
Goodwill	3	6,278,366	—
Accounts receivable, net of non-current portion	5	1,185,097
Deferred tax asset	12	117,177	—
Total non-current assets		$11,669,433	$2,503

Total assets:		$19,190,202	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	December 31, 2025	December 31, 2024
Current liabilities:
Accounts payable		$1,483,093	$14,205
Accounts payable, related parties		63,113	50,978
Accrued payroll, related parties	10	59,498	322,448
Amounts due to related parties		4,581	—
Contract liabilities	6	164,336	—
Notes payable		551,822	—
Notes payable, related parties		192,464	39,611
Operating lease liabilities, current portion		99,298
Short-term borrowings	7	2,499,607	—
Accrued expenses and other current liabilities		1,254,422	16,417
Total current liabilities		$6,372,234	$443,659

Non-current liabilities:
Operating lease liabilities, net of current portion		$194,720	$—
Deferred tax liabilities		548,190	—
Total non-current liabilities		$742,910	$—

Total liabilities:		$7,115,144	$443,659

Mezzanine equity:
Redeemable non-controlling interest	15	$738,303	$—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 18,295 and 13,400 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 31,377,368 and 78,086,881 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		31,377	78,087
Contingent consideration	8	1,652,910	—
Additional paid in capital		10,442,707	1,196,426
Accumulated deficit		(1,601,791)	(1,714,568)
Accumulated other comprehensive loss		76,892	—

Total equity attributable to:
SecureTech shareholders		$10,602,113	$(440,042)
Non-controlling interests		734,642	—
Total stockholders’ equity (deficit)		$11,336,755	$(440,042)

Total liabilities and stockholders’ equity		$19,190,202	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Revenues:
Sales of goods	$6,793,538	$14,235
Service revenue	927,219	—
Total revenues	7,720,757	14,235

Cost of revenues	5,818,498	3,421
Gross profit	$1,902,259	$10,814

Operating expenses:
General and administrative	$1,366,109	$414,400
Selling and marketing expenses	20,569	—
Research and development	280,261	—
Total operating expenses	$1,666,939	$414,400

Income (loss) from operations	$235,320	$(403,586)

Other income (expenses):
Change in fair value of notes payable	$(4,304)	$—
Interest income	76	—
Interest expense	(77,489)	(5,854)
Government grants	429	—
Others, net	(68,324)	—
Total other income (expenses)	$(149,612)	$(5,854)

Income (loss) before income taxes	$85,708	$(409,440)

Provision for income taxes	$(117,590)	$—

Net profit (loss) before allocation to non-controlling interests	$203,298	$(409,440)

Less: Net profit attributable to redeemable non-controlling interests	$23,889	$—
Less: Net profit attributable to non-controlling interests	$66,632	$—

Net profit (loss) attributable to SecureTech shareholders	$112,777	$(409,440)

Earnings (loss) per share:
Basic	$0.00 *	$(0.01)
Diluted	$0.00 *	$(0.01)

Weighted average common shares outstanding:
Basic	40,010,980	78,148,402
Diluted	222,960,980	78,148,402

* Less than US$0.005

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Net profit (loss)	$203,298	$(409,440)

Other comprehensive income (loss):
Foreign currency translation adjustment	$76,892	$—
Total other comprehensive income (loss)	$76,892	$—

Total comprehensive income (loss) before allocation to non-controlling interests	$280,190	$(409,440)

Less: Total comprehensive income attributable to redeemable non-controlling interests	$23,889	$—
Less: Total comprehensive income attributable to non-controlling interests	$66,632	$—

Total comprehensive income (loss) attributable to SecureTech shareholders	$189,669	$(409,440)

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2023 to December 31, 2025

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2023	3,200	$3	79,862,655	$79,863	$1,076,391	—	($1,305,128)	—	($148,871)	—	($148,871)

Issuance of common shares for cash	—	—	20,000	20	14,980	—	—	—	15,000	—	15,000

Issuance of common shares for conversion of debt	—	—	100,000,000	100,000	(50,000)	—	—	—	50,000	—	50,000

Share exchange, related party	10,200	10	(101,795,774)	(101,796)	152,843	—	—	—	51,057	—	51,057

Imputed interest	—	—	—	—	2,212	—	—	—	2,212	—	2,212

Net gain (loss)	—	—	—	—	—	—	(409,440)	—	(409,440)	—	(409,440)
Balance as of December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	($440,042)	—	$(440,042)

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2023 to December 31, 2025

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	($440,042)	—	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	—	322,448	—	322,448
Issuance of common shares to consultants	—	—	65,539	65	261,742	—	—	—	261,807	—	261,807
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	—	10,218,410	719,376	10,937,786
Share exchange	500	1	(5,000,000)	(5,000)	4,999	—	—	—	—	—	—
Share exchange, related parties	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	76,892	76,892		76,892
Imputed interest	—	—	—	—	5,152	—	—	—	5,152	—	5,152
Acquisition of non-controlling interest	—	—	—	—	37,497	—	—	—	37,497	(51,366)	(13,869)
Accretions of redeemable NCI to redemption value	—	—	—	—	2,172	—	—	—	2,172	—	2,172
Net gain (loss)	—	—	—	—	—	—	112,777	—	112,777	66,632	179,409
Balance as of December 31, 2025	18,295	$18	31,377,368	$31,377	$10,442,707	$1,652,910	($1,601,791)	$76,892	$10,602,113	$734,642	$11,336,755

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Cash flows from operating activities:
Net profit (loss)	$203,298	$(409,440)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	42,765	983
Amortization of intangible assets	183,427	—
Loss on disposal of equipment	80,835	—
Imputed and amortized interest	9,172	2,212
Loss on issuance of notes payable	46,139	—
Change in fair value of notes payable	4,304	—
Stock-based compensation expense	261,807	51,057
Amortization of operating lease right-of-use assets	45,481	—
Deferred income taxes	(117,590)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,406,366)	—
(Increase) decrease in inventories	(690,206)	13,656
Decrease in amounts due from related parties	45,802	—
Decrease in prepayments and other current assets	(466,164)	(26)
Increase in operating lease right-of-use assets, net	27,803	—
Increase in accounts receivable, net of current portion	(746,813)	—
Increase in accounts payable	620,596	8,326
Increase in accounts payable, related parties	12,135	60,978
Decrease in contract liabilities	(192,787)	—
Decrease in other payables, related party	(49,043)	—
Decrease in operating lease liabilities	(66,138)	—
Increase in accrued expenses and other current liabilities	1,228,972	211,656

Net cash used in operating activities	(922,571)	(60,598)

Cash flows from investing activities:
Acquisition of equipment	$(228,907)	$—
Cash acquired from the acquisition of subsidiaries	364,311	—
Net cash provided by investing activities	$135,404	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$15,000
Proceeds from notes payable	606,400	39,611
Proceeds from short-term borrowings	1,126,588	—
Payments on short-term borrowings	(792,209)	—
Net cash provided by financing activities	$945,779	$54,611

Net increase (decrease) in cash	158,612	(5,987)

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Cash – beginning of period	—	5,987

Effects of exchange rate changes on cash	75,213	—

Cash – end of period	$233,825	$—

Cash paid for income taxes	$—	$—

Cash paid for interest	$72,203	$4,026

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Issuance of preferred shares as consideration for the acquisition of AI UltraProd	$8,565,500	$—
Recognition of contingent consideration related to the acquisition of AI UltraProd	$1,652,910	$—
Assets acquired and liabilities assumed in the acquisition of AI UltraProd:
Increase in cash and equivalents	$364,311	$—
Increase in accounts receivable, net	526,855	—
Increase in amounts due from related parties	69,900	—
Increase in inventories	1,255,997	—
Increase in prepayments and other current assets	2,916,142	—
Increase in equipment, net	204,419	—
Intangible assets, patent technology	3,668,547	—
Operating lease right-of-use assets, net	27,803	—
Increase in goodwill	6,278,366	—
Increase in accounts receivable, net of current portion	438,284	—
Total assets acquired	$15,750,624	$—

Accounts payable assumed	848,292	—
Contract liabilities assumed	357,123	—
Short-term borrowings assumed	2,165,228	—
Operating lease liabilities, current portion	23,231	—
Accrued expenses and other current liabilities assumed	98,472	—
Amounts due to related parties assumed	53,624	—
Deferred tax liabilities	550,282	—
Total liabilities assumed	$4,096,252	—

Non-controlling interests	$719,376	$—
Redeemable non-controlling interests	716,586	—

Net assets acquired	$10,218,410	$—

Non-cash financing activities:
Accretions of redeemable NCI to redemption value	$(2,172)	$—
Issuance of shares for accrued payroll	$322,448	$—
Exchange of common shares for preferred shares	$5,000	$—
Exchange of common shares for preferred shares, related party	$42,100	$1,796

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of December 31, 2025, the Company’s goodwill balance was $6,278,366, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

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

	As of December 31,
	2025	2024
Inventories:
Raw materials and work-in-progress	$984,357	$—
Finished goods	961,846	—
Gross inventories	1,946,203	—
Inventory valuation reserves	—	—
Inventories, net	$1,946,203	$—

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivables, net consist of the following:

	As of December 31,
	2025	2024

Accounts receivable	$3,118,318	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$3,118,318	$—

Accounts receivable, current portion	$1,933,221	$—
Accounts receivable, non-current portion	$1,185,097	$—

NOTE 6 – CONTRACT LIABILITIES

The Company’s contract liabilities primarily relate to unsatisfied performance obligations when payment has been received from customers before the Company’s products or services are delivered. Contract liabilities amounted to $164,336 and $-0- as of December 31, 2025 and 2024, respectively.

Contract liabilities consist of the following:

	As of December 31,
	2025	2024

Contract liabilities	$164,336	$-

NOTE 7 – SHORT-TERM BORROWINGS

As of December 31, 2025, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 17,480,000 (equivalent to US $2,499,607) from banks in the PRC, with interest rates ranging from 3.15% to 6.53% per annum. Interest payments are due quarterly.

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

	For the Fiscal Years Ended December 31,
	2025	2024

Revenue from external customers	$7,720,757	$14,235

Reconciliation of revenue:
Less: Cost of goods sold	5,818,498	3,421
Segment gross profit	$1,902,259	$10,814

Less:
Salaries and payroll	351,457	63,000
Other segment items(1)	1,315,053	351,400
Segment net profit (loss)	$235,749	$(403,586)

Reconciliation of loss:
Other expense, net	(150,041)	(5,854)
Net profit (loss) before income taxes	$85,708	$(409,440)

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

As of December 31, 2025, an aggregate of 100,100,000 Founder’s Shares have been returned to the Company and canceled, including 67,100,000 pursuant to a series of Share Exchange Agreements described below.

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

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of December 31,
	2025	2024

Advances to suppliers	$3,347,251	$—
Deductible VAT	8,968	—
Deposits	27,203	1,114
Prepayments and other assets	$3,383,422	$1,114

Advances to suppliers of $3,347,251 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 12 – INCOME TAXES

The components of the Company’s net loss before income taxes are as follows:

	As of December 31,
	2025	2024

U.S.	$(915,852)	$(409,440)
Foreign	1,001,560	—
Total	$85,708	$(409,440)

The Company’s provision for income taxes consisted of:

	As of December 31,
	2025	2024

Current income tax expense:
U.S.	$—	$—
Foreign	—	—
Total current income tax expense	$—	$—

Deferred income taxes:
U.S.	$—	$—
Foreign	(117,590)	—
Total deferred income taxes	$(117,590)	$—

The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are attributable to the following:

	As of December 31,
	2025	2024

Deferred tax assets:
Lease liability	$54,888	$—
Deductible advertising expense carryforwards (PRC)	985	—
Fair value change on notes payable	904	—
Net operating loss carryforwards	714,722	360,059
Valuation allowance	(625,858)	(360,059)
Total deferred tax assets	$145,641	$—

Deferred tax liabilities:
Intangible assets identified from acquisition	$(522,768)	$—
Right-of-use-assets	(53,886)	—
Total deferred tax liabilities	$(576,654)	$—

Net deferred tax assets	$117,177	$—

Net deferred tax liabilities	$(548,190)	$—

Reconciliation of the effective income tax rate is as follows:

	As of December 31,
	2025	2024

Profit (loss) before tax	$85,708	$(409,440)
Statutory income tax rate	21,427	(85,982)
Effect of preferential tax rates for high-technology	(133,538)	—
Non-deductible expenses	47,067	—
Effect of deferred income tax arising from operating lease	(984)	—
Utilization of previous year’s tax loss	(201,057)	—
Recognition of unrecognized deferred tax assets arising from previous year’s tax loss	(115,561)	—
Effect of different tax jurisdictions	37,468	—
Effect of reversal of deferred tax liability arising from acquisition	(27,514)	—
Change in valuation allowance	255,102	85,982
Income tax expense	$(117,590)	$—

Summary of the Company’s tax valuation allowance:

	As of December 31,
	2025	2024

Beginning balance	$370,756	$274,077
Increase in valuation allowance	255,102	85,982
Ending balance	$625,858	$360,059

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

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the fiscal years ended December 31,
	2025		2024

Numerator:
Net income (loss) attributable to SecureTech shareholders	$203,298		$(409,440)

Denominator:
Basic – weighted average shares outstanding	40,010,980		78,148,402
Effect of dilutive securities:
Convertible note	—		—
Series A preferred shares	182,950,000		—
Diluted – weighted average shares outstanding	222,960,980		78,148,402

Earnings (loss) per share:
Basic	$0.00	*	$(0.01)
Diluted	$0.00	*	$(0.01)

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

Changes in the Company's redeemable non-controlling interests during the fiscal years ended December 31, 2025 and 2024 were as follows:

	As of December 31, 2025	As of December 31, 2024

Redeemable non-controlling interest at the beginning of the period	$—	$—
Redeemable non-controlling interest acquired in business combination	716,586	—
Net profit (loss) attributable to redeemable non-controlling interests	23,889	—
Accretions adjustment to the redemption value	(2,172)	—
Redeemable non-controlling interest at the ending of the period	$738,303	$—

NOTE 16 – CONTINGENCY/LEGAL

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

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up to March 24, 2026, the date the December 31, 2025 financial statements were available to be issued.

Issuance of Convertible Note

On January 7, 2026, the Company issued a $150,000 convertible promissory note to Vista Capital Investment, LLC bearing interest at 12% per annum and maturing on January 7, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date. The variable conversion feature, which results in a variable number of shares upon settlement, represents an embedded derivative that is not clearly and closely related to the host debt instrument. In accordance with ASC 815, Derivatives and Hedging, this embedded derivative was required to be bifurcated and accounted for separately at fair value.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of December 31, 2025. In addition, in connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of December 31, 2025 and had not been remediated as of the date of this Amendment.

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

Changes in Controls and Procedures

In connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness in our internal control over financial reporting relating to our accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of December 31, 2025. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th day of August, 2026.

SECURETECH INNOVATIONS, INC.

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on August 5, 2026:

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director