Form 10-Q/A
period 2026-03-31
Securetech Innovations, Inc.
filed 2026-08-06
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Item 1. Financial Statements6

CONSOLIDATED BALANCE SHEETS6

CONSOLIDATED STATEMENTS OF OPERATIONS8

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)10

CONSOLIDATED STATEMENTS OF CASH FLOWS12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations31

Item 3. Quantitative and Qualitative Disclosures About Market Risk49

Item 4. Controls and Procedures49

PART II – OTHER INFORMATION

Item 1. Legal Proceedings51

Item 1A. Risk Factors51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds51

Item 3. Default Upon Senior Securities52

Item 4. Mine Safety Disclosures52

Item 5. Other Information52

Item 6. Exhibits52

SIGNATURES55

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends and restates the Quarterly Report on Form 10-Q of SecureTech Innovations, Inc. (the “Company,” “we,” “us,” or “our”) for the quarterly period ended March 31, 2026, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2026 (the “Original Form 10-Q”).

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Current assets:
Cash and equivalents		$407,580	$233,825
Accounts receivable, current portion	5	1,291,616	1,933,221
Amounts due from related parties	10	67,951	24,098
Inventories	4	1,139,785	1,946,203
Prepayments and other current assets	11	4,419,439	3,383,420
Total current assets		$7,326,371	$7,520,769

Non-current assets:
Equipment, net	1	$310,383	$312,229
Operating lease right-of-use, net		275,570	291,444
Intangible assets, patents		3,393,406	3,485,120
Goodwill	3	6,278,366	6,278,366
Accounts receivable, net of non-current portion	5	1,152,508	1,185,097
Deferred tax asset		118,793	117,177
Total non-current assets		$11,529,026	$11,669,433

Total assets:		$18,855,397	$19,190,202

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	March 31, 2026 (unaudited)	December 31, 2025 (audited)
Current liabilities:
Accounts payable		$298,215	$1,483,093
Accounts payable, related parties		63,233	63,113
Amounts due to related parties		—	4,581
Contract liabilities	6	145,719	164,336
Notes payable		711,892	551,822
Notes payable, related parties		196,014	192,464
Operating lease liabilities, current portion		96,784	99,298
Short-term borrowings	7	3,261,815	2,499,607
Accrued expenses and other current liabilities		1,272,704	1,313,920
Total current liabilities		$6,046,376	$6,372,234

Non-current liabilities:
Operating lease liabilities, net of current portion		$188,565	$194,720
Deferred tax liabilities		534,783	548,190
Total non-current liabilities		$723,348	$742,910

Total liabilities:		$6,769,724	$7,115,144

Mezzanine equity:
Redeemable non-controlling interest	14	$767,670	$738,301

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 19,725 and 18,295 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		20	18
Common stock, $0.001 par value, 500,000,000 shares authorized; 17,077,368 and 31,377,368 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		17,077	31,377
Contingent consideration	8	1,652,910	1,652,910
Additional paid in capital		10,669,104	10,442,707
Accumulated deficit		(1,990,928)	(1,601,791)
Accumulated other comprehensive gain		124,880	76,892

Total equity attributable to:
SecureTech shareholders		$10,473,063	$10,602,113
Non-controlling interests		844,940	734,642
Total stockholders’ equity (deficit)		$11,318,003	$11,336,755

Total liabilities and stockholders’ equity		$18,855,397	$19,190,202

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Revenues:
Sales of goods	$1,959,252	$—
Service revenue	120,483	—
Total revenues	2,079,735	—

Cost of revenues	1,894,409	—
Gross profit	$185,326	$—

Operating expenses:
General and administrative	$433,355	$90,935
Selling and marketing expenses	2,135	—
Research and development	66,853	—
Total operating expenses	$502,343	$90,935

(Loss) from operations	$(317,017)	$(90,935)

Other income (expenses):
Change in fair value of notes payable	$(11,400)	$—
Interest income	120	—
Interest expense	(68,171)	(3,430)
Others, net	(18,801)	—
Total other (expenses)	$(98,252)	$(3,430)

(Loss) before income taxes	$(415,269)	$(94,365)

(Deferral) for income taxes	$(13,757)	$—

Net (loss) before allocation to non-controlling interests	$(401,512)	$(94,365)

Less: Net (loss) attributable to redeemable non-controlling interests	$(1,795)	$—
Less: Net (loss) attributable to non-controlling interests	$(10,580)	$—

Net (loss) attributable to SecureTech shareholders	$(389,137)	$(94,365)

Earnings (loss) per share:
: Basic	$(0.02)	$(0.00)
: Diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding:
Basic	18,189,590	56,333,864
Diluted	18,189,590	56,333,864

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Net profit (loss)	$(401,512)	$(94,365)

Other comprehensive income (loss):
Foreign currency translation adjustment	$47,988	$(94,365)
Total other comprehensive income (loss)	47,988	—

Total comprehensive income (loss) before allocation to non-controlling interests	$(353,524)	$(94,365)

Less: Total comprehensive income (loss) attributable to Redeemable non-controlling interests	(1,795)	—
Less: Total comprehensive income (loss) attributable to non-controlling interests	(10,580)	—

Total comprehensive income (loss) attributable to SecureTech shareholders	$(341,149)	$(94,365)

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2025 (audited)	18,295	$18	31,377,368	$31,377	$10,442,707	$1,652,910	($1,601,791)	$76,892	$10,602,113	$734,642	$11,336,755
Shareholder contribution	—	—	—	—	243,261	—	—	—	243,261	120,878	364,139
Share exchange	490	1	(4,900,000)	(4,900)	4,899	—	—	—	—	—	—
Share exchange, related parties	940	1	(9,400,000)	(9,400)	9,399	—	—	—	—	—	—
Accretions of redeemable NCI to redemption value	—	—	—	—	(31,162)	—	—	—	(31,162)	—	(31,162)
Foreign currency translation adjustment	—	—	—	—	—	—	—	47,988	47,988	—	47,988
Net (loss)	—	—	—	—	—	—	(389,137)	—	(389,137)	(10,580)	(399,717)
Balance as of March 31, 2026 (unaudited)	19,725	$20	17,077,368	$17,077	$10,669,104	$1,652,910	($1,990,928)	$124,880	$10,473,063	$844,940	$11,318,003

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

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)	$(401,512)	$(94,365)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	15,307	246
Amortization of intangible assets	91,714	—
Imputed and amortized interest	29,466	1,204
Loss on issuance of notes payable	18,580	—
Change in fair value of notes payable	11,400	—
Amortization of operating lease right-of-use assets	15,874	—
Deferred income taxes	(13,757)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	641,605	—
Decrease in inventories	806,418	—
Increase in amounts due from related parties	(43,853)	—
Increase in prepayments and other current assets	(1,036,019)	—
Decrease in accounts receivable, net of current portion	32,589	—
Decrease in accounts payable	(1,184,878)	(6,189)
Increase (decrease) in accounts payable, related parties	120	(12,926)
Decrease in contract liabilities	(18,617)	—
Decrease in other payables, related party	(4,581)	—
Decrease in operating lease liabilities	(8,669)	—
(Decrease) increase in accrued expenses and other current liabilities	(37,040)	23,515

Net cash used in operating activities	(1,085,853)	(88,515)

Cash flows from investing activities:
Acquisition of equipment	$(13,461)	$—
Net cash used in investing activities	$(13,461)	$—

Cash flows from financing activities:
Proceeds from notes payable	$100,000	95,000
Proceeds from short-term borrowings	1,481,257	—
Payments on short-term borrowings	(719,049)	—
Proceeds from a non-controlling shareholder	364,139	—
Net cash provided by financing activities	$1,226,347	$95,000

Net increase in cash	127,033	6,485

Cash – beginning of period	233,825	—

Effects of exchange rate changes on cash	46,722	—

Cash – end of period	$407,580	$6,485

Cash paid for income taxes	$—	$—

Cash paid for interest	$38,649	$2,024

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

(unaudited)

	For the three months ended March 31,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities:

Non-cash financing activities:
Accretions of redeemable NCI to redemption value	$31,162	$—
Issuance of shares for accrued payroll	$—	$322,448
Exchange of common shares for preferred shares	$4,900	$1,000
Exchange of common shares for preferred shares, related party	$9,400	$42,100

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

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of March 31, 2026, the Company’s goodwill balance was $6,278,366, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

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

	As of March 31, 2026	As of December 31, 2025
Inventories:
Raw materials and work-in-progress	$164,417	$984,357
Finished goods	975,368	961,846
Gross inventories	1,139,785	1,946,203
Inventory valuation reserves	—	—
Inventories, net	$1,139,785	$1,946,203

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	As of March 31, 2026	As of December 31, 2025

Accounts receivable	$2,444,124	$3,118,317
Allowance for credit losses	—	—
Total accounts receivable, net	$2,444,124	$3,118,317

Accounts receivable, current portion	$1,291,616	$1,933,221
Accounts receivable, non-current portion	$1,152,508	$1,185,097

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

NOTE 7 – SHORT-TERM BORROWINGS

As of March 31, 2026, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB 22,500,000 (equivalent to US $3,261,815) from banks in the PRC, with interest rates ranging from 3.15% to 6.53% per annum. Interest payments are due quarterly.

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

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of March 31, 2026	As of December 31, 2025

Advances to suppliers	$4,385,231	$3,347,251
Deductible VAT	9,091	8,968
Deposits	25,117	27,203
Prepayments and other assets	$4,419,439	$3,383,422

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

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended March 31,
	2026	2025

Numerator:
Net income (loss) attributable to SecureTech shareholders	$(389,137)	$(94,365)
Deduct: Accretions of redeemable NCI to redemption value	(31,162)	—
Net income (loss) attributable to common stock for EPS calculation	(420,299)	(94,365)

Denominator:
Basic – weighted average shares outstanding	18,189,590	56,333,864
Effect of dilutive securities:
Convertible note	—	—
Series A preferred shares	—	—
Diluted – weighted average shares outstanding	18,189,590	56,333,864

Earnings (loss) per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

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

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $158,687

As of March 31, 2026, fair value was estimated as $166,281.

Labry’s Fund II Convertible Note

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

NOTE 14 – REDEEMABLE NON-CONTROLLING INTEREST

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

Changes in the Company's redeemable non-controlling interests during the period ended March 31, 2026 were as follows:

	As of March 31, 2026	As of December 31, 2025

Redeemable non-controlling interest at the beginning of the period	$738,303	$—
Redeemable non-controlling interest acquired in business combination	-	716,586
Net profit (loss) attributable to redeemable non-controlling interests	(1,795)	23,889
Accretions adjustment to the redemption value	31,162	(2,172)
Redeemable non-controlling interest at the ending of the period	$767,670	$738,301

NOTE 15 – CONTINGENCY/LEGAL

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

The total gross proceeds from the note were $111,000. However, the Company received net cash proceeds of $111,000, after deductions of $5,000 legal fee of the buyer, $10,000 of the placement agent commission, and $18,000 of original issue discount

Convertible Note Issuances

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025
Sales	$2,079,735	$-
Cost of goods sold	(1,894,409)	-
Gross profit	185,326	-
Operating expenses	(502,343)	(90,935)
Profit (loss) from operations	(317,017)	(90,935)
Other (expense)	(98,252)	(3,430)
Provision (benefit) for income taxes	(13,757)	-
Net profit (loss)	$(401,512)	$(94,365)
Less: net profit (loss) attributable to redeemable non-controlling interests	(1795)	-
Less: net profit (loss) attributable to non-controlling interests	(10,580)	-
Net profit (loss) attributable to SecureTech shareholders	$(389,137)	$(94,365)

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

Operating Expenses

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative	$433,355	$90,935
Selling and marketing expenses	2,135	-
Research and development	66,853	-
Operating expenses	$502,343	$90,935

Our operating expenses for the fiscal period consisted of four components: general and administrative expenses, selling and marketing expenses, research and development expenses, and government grants. Total operating expenses were $502,343 during the three months ended March 31, 2026, compared to $90,935 for the same period of 2025, representing an increase in operating expenses of $411,408, or 452.4%, from the three months ended March 31, 2025. The increase in operating expenses is a result of SecureTech's acquisition of AI UltraProd.

Profit (Loss) From Operations

As a result of the foregoing, our loss from operations was ($317,017) during the three months ended March 31, 2026, compared with an operating loss of ($90,935) for the same period of 2025. The $226,082, or 248.6%, increase in operating loss is the result of increased operating activities derived from SecureTech's acquisition of AI UltraProd.

Other Income (Expense)

Our other income (expense) is comprised of change in fair value of notes payable, bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the three months ended March 31, 2026, we had ($98,252) in other income (expense) comprised of ($11,400) in change in fair value of notes payable, $120 in bank interest received on cash deposits, ($68,171) in interest paid on outstanding loans, and ($18,801) in other non-operating expenses. This compares to ($3,430) in other income (expense) comprised solely of interest paid on outstanding loans for the same period in 2025. The increase in other income (expense) is largely due to SecureTech's acquisition of AI UltraProd.

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

Total Stockholders’ Equity (Deficit)

Our stockholders' equity attributable to SecureTech shareholders was $10,473,063 as of March 31, 2026, compared to a stockholders' deficit of ($210,755) on March 31, 2025. The improvement in stockholders' equity is primarily the result of SecureTech's acquisition of AI UltraProd.

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

As of March 31, 2026, SecureTech Innovations, Inc. had cash and cash equivalents of $407,580 compared to $6,485 for the same period in 2025. The increase reflects the acquisition of AI UltraProd on June 23, 2025, cash generated from operations, and financing activities. Total current assets were $7.3 million, primarily consisting of accounts receivable of $1.3 million, inventories of $1.1 million, and prepayments of $4.4 million. Non-current assets totaled $11.5 million, driven largely by accounts receivable (net of current portion), acquired intangible assets (patents), and goodwill recognized in connection with the acquisition of AI UltraProd.

Total current liabilities increased to $6.0 million as of March 31, 2026, compared to $0.2 million as of March 31, 2025. Total current liabilities primarily consisted of short term borrowings of $3.3 million, accounts payable of $0.3 million, notes payable of $0.7 million, contract and operating lease liabilities of $0.1 million, and accrued expenses of $1.3 million. Non current liabilities were $0.7 million, consisting of operating lease obligations and deferred tax liabilities. As a result, total liabilities were $6.8 million, and total stockholders' equity improved to $10.5 million, compared to a deficit of $0.2 million as of March 31, 2025

For the three months ended March 31, 2026, SecureTech generated revenues of $2.1 million and reported a net loss attributable to shareholders of ($0.4 million), compared to a net loss of ($0.1 million) for the same period in 2025. Gross profit was $0.2 million, reflecting a gross margin of approximately 8.9%. Operating cash flows for the period were affected by working capital changes, including material changes in receivables, inventories, and prepayments associated with the scaling of AI UltraProd operations.

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

These weaknesses have existed since SecureTech’s inception on March 2, 2017, and have not been remedied as of March 31, 2026. In addition, in connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of March 31, 2026 and had not been remediated as of the date of this Amendment.

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

Changes in Controls and Procedures

In connection with the Restatement described in the Explanatory Note to this Amendment, Management identified an additional material weakness in our internal control over financial reporting relating to our accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, which existed as of March 31, 2026. Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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