Form 10-Q
period 2026-06-30
Securetech Innovations, Inc.
filed 2026-08-19
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 19, 2026, was 17,129,717.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements5

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS7

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS8

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY9

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS12

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations35

Item 3. Quantitative and Qualitative Disclosures About Market Risk54

Item 4. Controls and Procedures54

PART II – OTHER INFORMATION

Item 1. Legal Proceedings56

Item 1A. Risk Factors56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds56

Item 3. Default Upon Senior Securities56

Item 4. Mine Safety Disclosures56

Item 5. Other Information56

Item 6. Exhibits57

SIGNATURES59

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” and other similar expressions and variations, or comparable terminology, or the negatives of any of the foregoing, may identify forward-looking statements (collectively, “forward-looking statements”), but the absence of these words does not mean that a statement is not forward-looking. Our actual results or outcomes could differ materially from those indicated in these forward-looking statements for a variety of reasons, including, among others:

•Our ability to execute our growth strategies

•Supply chain disruptions and general price inflation

•Our ability to maintain favorable relationships with suppliers and manufacturers

•Competition from more established and better financed competitors

•Our ability to attract and retain competent and qualified personnel

•Managing a “just right” product inventory size and mix

•Impacts on our business from epidemics, pandemics, or natural disasters

•Our ability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or to maintain effective disclosure controls and procedures and internal control over financial reporting.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	June 30, 2026	December 31, 2025
Current assets:
Cash and equivalents		$311,711	$233,825
Accounts receivable, net	5	2,138,215	1,933,221
Amounts due from related parties	10	112,880	24,098
Inventories	4	1,074,588	1,946,203
Prepayments and other current assets	11	5,821,274	3,383,422
Total current assets		$9,458,668	$7,520,769

Non-current assets:
Equipment and leasehold improvement	1	$330,846	$312,229
Operating lease right-of-use, net		307,367	291,444
Intangible assets, patents		3,301,693	3,485,120
Goodwill	3	6,278,366	6,278,366
Accounts receivable, non-current portion	5	1,140,366	1,185,097
Deferred tax asset		93,054	117,177
Total non-current assets		$11,451,692	$11,669,433

Total assets:		$20,910,360	$19,190,202

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	June 30, 2026	December 31, 2025
Current liabilities:
Accounts payable		$1,089,202	$1,483,093
Accounts payable, related parties	10	67,535	63,113
Accrued payroll, related parties		70,331	59,498
Amounts due to related parties	10	—	4,581
Contract liabilities	6	1,546,652	164,336
Notes payable	13	1,722,967	551,822
Notes payable, related parties	10	199,564	192,464
Operating lease liabilities, current portion		106,582	99,298
Short-term borrowings	7	3,448,733	2,499,607
Accrued expenses and other current liabilities		373,490	1,254,422
Total current liabilities		$8,625,056	$6,372,234

Non-current liabilities:
Operating lease liabilities, net of current portion		$206,330	$194,720
Deferred tax liabilities		521,455	548,190
Total non-current liabilities		$727,785	$742,910

Total liabilities:		$9,352,841	$7,115,144

Mezzanine equity:
: Redeemable non-controlling interest	14	$783,324	$738,303

Stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 19,725 and 18,295 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		20	18
Common stock, $0.001 par value, 500,000,000 shares authorized; 17,092,694 and 31,377,368 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively		17,093	31,377
Contingent consideration	8	1,652,910	1,652,910
Additional paid in capital		11,044,456	10,442,707
Accumulated deficit		(3,033,176)	(1,601,791)
Accumulated other comprehensive gain		195,093	76,892

Total equity attributable to:
SecureTech shareholders		$9,876,396	$10,602,113
Non-controlling interests		897,799	734,642
Total stockholders’ equity		$10,774,195	$11,336,755

Total liabilities, mezzanine equity, and stockholders’ equity		$20,910,360	$19,190,202

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues:
Sales	$2,772,981	$—	$4,852,716	$—
Cost of goods sold	1,885,227	—	3,779,636	—
Gross profit	$887,754	$—	$1,073,080	$—

Operating expenses:
General and administrative	$607,523	$86,857	$1,049,716	$177,792
Selling and marketing expenses	471,514	—	473,649	—
Research and development	132,593	2,146	199,446	2,146
Total operating expenses	$1,211,630	$89,003	$1,722,811	$179,938

Loss from operations	$(323,876)	$(89,003)	$(649,731)	$(179,938)

Other expense, net	$(702,431)	$(4,884)	$(791,845)	$(8,314)

Loss before income taxes	$(1,026,307)	$(93,887)	$(1,441,576)	$(188,252)

Provision (benefit) for income taxes	$13,647	$—	$(110)	$—

Net loss	$(1,039,954)	$(93,887)	$(1,441,466)	$(188,252)

Less: Net profit (loss) attributable to redeemable non-controlling interests	$589	$—	$(1,206)	$—
Less: Net profit (loss) attributable to non-controlling interests	$1,705	$—	$(8,875)	$—

Net loss attributable to SecureTech shareholders	$(1,042,248)	$(93,887)	$(1,431,385)	$(188,252)

Loss per share:
Basic	$(0.06)	$(0.00)	$(0.08)	$(0.00)
Diluted	$(0.06)	$(0.00)	$(0.08)	$(0.00)

Weighted average common shares outstanding:
Basic	17,091,843	78,073,914	17,637,604	46,000,410
Diluted	17,091,843	78,073,914	17,637,604	46,000,410

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(1,039,954)	$(93,887)	$(1,441,466)	$(188,252)

Other comprehensive income:
Foreign currency translation adjustment	$70,213	$—	$118,201	$—
Total other comprehensive income	$70,213	$—	$118,201	$—

Total comprehensive loss before allocation to non-controlling interests	$(969,741)	$(93,887)	$(1,323,265)	$(188,252)

Less: Total comprehensive income (loss) attributable to redeemable non-controlling interests	$589	$—	$(1,206)	$—
Less: Total comprehensive income (loss) attributable to non-controlling interests	$1,705	$—	$(8,875)	$—

Total comprehensive loss attributable to SecureTech shareholders	$(972,035)	$(93,887)	$(1,313,184)	$(188,252)

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

				v
	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain	Shareholders	Interests	Total
Balance as of December 31, 2025	18,295	$18	31,377,368	$31,377	$10,442,707	$1,652,910	($1,601,791)	$76,892	$10,602,113	$734,642	$11,336,755
Issuance of common shares to consultants	—	—	15,326	16	75,469	—	—	—	75,485	—	75,485
Shareholder contribution	—	—	—	—	558,209	—	—	—	558,209	172,032	730,241
Share exchange	490	1	(4,900,000)	(4,900)	4,899	—	—	—	—	—	—
Share exchange, related parties	940	1	(9,400,000)	(9,400)	9,399	—	—	—	—	—	—
Accretions of redeemable NCI to redemption value	—	—	—	—	(46,227)	—	—	—	(46,227)	—	(46,227)
Foreign currency translation adjustment	—	—	—	—	—	—	—	118,201	118,201	—	118,201
Net loss	—	—	—	—	—	—	(1,431,385)	—	(1,431,385)	(8,875)	(1,440,260)
Balance as of June 30, 2026	19,725	$20	17,092,694	$17,093	$11,044,456	$1,652,910	($3,033,176)	$195,093	$9,876,396	$897,799	$10,774,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain	Shareholders	Interests	Total
Balance as of March 31, 2026	19,725	$20	17,077,368	$17,077	$10,669,104	$1,652,910	($1,990,928)	$124,880	$10,473,063	$844,940	$11,318,003
Shareholder contribution	—	—	—	—	314,948	—	—	—	314,948	51,154	366,102
Issuance of common shares to consultants	—	—	15,326	16	75,469	—	—	—	75,485	—	75,485
Accretions of redeemable NCI to redemption value	—	—	—	—	(15,065)	—	—	—	(15,065)	—	(15,065)
Foreign currency translation adjustment	—	—	—	—	—	—	—	70,213	70,213	—	70,213
Net loss	—	—	—	—	—	—	(1,042,248)	—	(1,042,248)	1,705	(1,040,543)
Balance as of June 30, 2026	19,725	$20	17,092,694	$17,093	$11,044,456	$1,652,910	($3,033,176)	$195,093	$9,876,396	$897,799	$10,774,195

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A				Additional				Non-
	Preferred Stock		Common Stock		Paid In	Contingent	Accumulated	SecureTech	Controlling
Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Shareholders	Interests	Total
Balance as of December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	($440,042)	$—	($440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	322,448	—	322,448
Share exchange, unrelated party	100	1	(1,000,000)	(1,000)	999	—	—	—	—	—
Share exchange, related party	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	10,218,410	719,376	10,937,786
Imputed interest	—	—	—	—	2,943	—	—	2,943	—	2,943
Net loss	—	—	—	—	—	—	(188,252)	(188,252)	—	(188,252)
Balance as of June 30, 2025	17,895	$18	35,311,829	$35,312	$10,135,087	$1,652,910	($1,902,820)	$9,920,507	$719,376	$10,639,883

	Series A				Additional				Non-
	Preferred Stock		Common Stock		Paid In	Contingent	Accumulated	SecureTech	Controlling
Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Shareholders	Interests	Total
Balance as of March 31, 2025	17,710	$18	35,309,329	$35,309	$1,562,851	$—	($1,808,933)	($210,755)	$—	($210,755)
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	10,218,410	719,376	10,937,786
Imputed interest	—	—	—	—	1,739	—	—	1,739	—	1,739
Net loss	—	—	—	—	—	—	(93,887)	(93,887)	—	(93,887)
Balance as of June 30, 2025	17,895	$18	35,311,829	$35,312	$10,135,087	$1,652,910	($1,902,820)	$9,920,507	$719,376	$10,639,883

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,441,466)	$(188,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	32,330	505
Amortization of intangible assets	183,427	—
Loss on disposal of equipment	1,275	—
Imputed and amortized interest	—	2,943
Amortized interest from notes payable	88,345	—
Loss on issuance of notes payable	250,997	—
Change in fair value of notes payable	274,867	—
Loss on extinguishment of notes payable	138,365	—
Stock based compensation to consultants	75,485	—
Amortization of operating lease right-of-use assets	(28,985)	—
Deferred income taxes	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	(204,994)	—
Inventories	871,615	—
Amounts due from related parties	(88,782)	—
Prepayments and other current assets	(2,437,852)	—
Operating lease right-of-use assets, net	13,062	—
Accounts receivable, non-current	44,731	—
Accounts payable	(393,891)	421
Accounts payable, related parties	4,422	1,728
Contract liabilities	1,382,316	—
Amounts due to related parties	(4,581)	(44,848)
Operating lease liabilities	18,894	—
Accrued expenses and other current liabilities	(1,007,763)	103,173

Net cash used in operating activities	$(2,228,293)	$(124,330)

Cash flows from investing activities:
Purchase of equipment	$(52,222)	$(789)
Cash acquired from the acquisition of AI UltraProd	—	364,311
Net cash (used in) provided by investing activities	$(52,222)	$363,522

Cash flows from financing activities:
Issuance of common shares for cash	$—	$5,000
Proceeds from notes payable	1,003,200	26,372
Increase in amounts due to related parties	—	103,273
Redemption of notes payable	(439,865)	—
Proceeds from short-term borrowings	2,417,048	—
Repayments on short-term borrowings	(1,467,922)	—
Proceeds from a non-controlling shareholder	730,241	—
Net cash provided by financing activities	$2,242,702	$134,645

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the Six Months Ended June 30,
	2026	2025

Net (decrease) increase in cash	$(37,813)	$373,837

Cash and equivalents – beginning of period	$233,825	$—

Effects of exchange rate changes on cash	$115,699	$—

Cash and equivalents – end of period	$311,711	$373,837

Cash paid for income taxes	$—	$—

Cash paid for interest	$67,448	$25,577

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosure of non-cash investing and financing activities:

Non-cash financing activities:
Accretions of redeemable NCI to redemption value	$46,227	$—
Issuance of shares for accrued payroll	$—	$322,448
Issuance of shares to consultants	$75,485	$—
Exchange of common shares for preferred shares	$4,900	$1,000
Exchange of common shares for preferred shares, related party	$9,400	$42,100

The accompanying notes to the financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company has established several wholly owned subsidiaries to support its strategic growth initiatives:

•On November 19, 2021, and November 25, 2021, the Company formed Piranha Blockchain, Inc., a Wyoming corporation, and Piranha Blockchain, Ltd., an Anguilla-based international business company, respectively (collectively, “Piranha”).

•On January 27, 2025, the Company incorporated two additional Wyoming-based subsidiaries: Terra Nova Technologies, Inc. and Top Kontrol, LLC.

•On June 6, 2025, the Company formed AI UltraProd, Inc., also a Wyoming corporation.

•On May 9, 2026, the Company’s Hong Kong subsidiary, Aiultraprod Group Limited, established a wholly owned subsidiary in China called AiUltraProd (Ningbo) Technology Co., Ltd.

•On May 21, 2026, the Company’s Hong Kong subsidiary, Aiultraprod Group Limited, established a majority owned subsidiary in China called AiUltraProd (Guangzhou) Technology Co., Ltd. SecureTech indirectly owns 51% of this newly created subsidiary.

On June 23, 2025, through its wholly owned subsidiary AI UltraProd, Inc., the Company acquired 100% of Aiultraprod Group Limited, a Hong Kong limited liability company. As of August 19, 2026, Aiultraprod Group Limited owns an 88.2% equity interest in Zhejiang Jizhu Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (collectively, “AI UltraProd”).

The Company is a technology-focused company that develops and commercializes advanced solutions across several high-growth sectors, including artificial intelligence, industrial 3D printing and manufacturing, cybersecurity, and digital infrastructure. The Company’s business segments include:

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

The Company’s mission is to develop and deploy innovative, real-world technologies that solve critical challenges across diverse industries. The Company is focused on advancing security, improving operational efficiency, and strengthening digital resilience through its portfolio of AI, blockchain, and cybersecurity solutions.

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

The unaudited condensed consolidated balance sheet as of December 31, 2025, has been derived from audited financial statements.

Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of results that may be expected for the year ending December 31, 2026. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, filed with the Company’s restated Annual Report on Form 10-K/A with the Securities and Exchange Commission on August 6, 2026.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X. They reflect all adjustments which are, in the opinion of the Company’s Management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal period ended June 30, 2026.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with US GAAP. Because the precise determination of many assets and liabilities depends on future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgment. Significant estimates required to be made by management include, but are not limited to, the impairment of goodwill and impairment of intangible assets, patents, the allowance for receivables, and the fair value of the convertible notes. Actual results may differ from these estimates.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

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

Convertible Debt With Variable Conversion Options

The Company has issued convertible notes which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of the Company’s common stock, par value $0.001 per share, at a fixed discount to the price of the common stock at or around the time of conversion. Certain convertible notes are measured at amortized cost using the effective interest method, with applicable discounts, premiums, and debt issuance costs amortized as interest expense over the term of the notes. For convertible notes for which the fair value option is elected under applicable U.S. GAAP, the notes are measured at fair value at each reporting date, with changes in fair value recognized in earnings.

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

Depreciation expenses totaled $32,330 and $505 for the six months ended June 30, 2026 and 2025, respectively. Cumulative depreciation for each asset class is as follows:

	As of June 30, 2026	As of December 31, 2025

Machinery equipment	$297,762	$278,659
Leasehold improvements	8,998	—
Computer, software, and equipment	84,456	90,909
Furniture, fixtures, and equipment	32,992	27,916
Equipment and leasehold improvements	$424,208	$397,484
Less: Accumulated depreciation	(93,362)	(85,255)
Equipment and leasehold improvement	$330,846	$312,229

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

Practical Expedients and Policy Elections

The Company applies certain practical expedients and accounting policy elections permitted under ASC 606 and related guidance. The Company applies these elections consistently to contracts with similar characteristics and in similar circumstances.

(1)Significant financing component. The Company applies the practical expedient in ASC 606-10-32-18 and does not adjust consideration for a significant financing component when, at contract inception, the period between the transfer of the promised goods or services and the customer's payment is expected to be one year or less.

(2)Incremental costs of obtaining a contract. The Company applies the practical expedient in ASC 340-40-25-4 and expenses incremental costs of obtaining a contract when incurred if the amortization period of the related asset would be one year or less.

(3)Remaining performance obligations. The Company applies the practical expedient in ASC 606-10-50-14(a) and does not disclose information about remaining performance obligations for contracts with an original expected duration of one year or less.

(4)Taxes collected from customers. The Company has elected to exclude sales and similar taxes collected from customers from the transaction price in accordance with ASC 606-10-32-2A. Accordingly, revenue is presented net of such taxes.

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

The Company accepts returns only for defective or non‑conforming products due to manufacturing or workmanship issues, typically within 10–30 days of customer receipt. For the six months ended June 30, 2026 and 2025, the Company was not aware of any material claims related to product returns. Warranty provisions as of June 30, 2026 and December 31, 2025 were immaterial.

Service Revenue

The Company generates service revenue from technical, maintenance and consulting services related to its robotic and hardware product offerings.

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

Transaction prices are fixed and agreed upon before services are performed. Contracts do not include provisions for refunds or returns. For the six months ended June 30, 2026, SecureTech was not aware of any material claims related to repair or inspection services.

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

Significant financing components

The Company generally does not intend to provide financing to its clients, as financing arrangements are not contemplated as part of the negotiated terms of contracts between the Company and its clients. Although there may be an intervening period between the delivery of the software and the payment, typically in term software sales arrangements, the purpose of that timing difference is to align the client’s payment with the timing of the use of the software license . In certain circumstances, however, there are instances where revenue recognition timing differs from the timing of payment due to extended payment terms or fees that are non-proportional to the associated usage of software licenses. In these instances, the Company evaluates whether a significant financing component exists. This evaluation includes determining the difference between the consideration the client would have paid when the performance obligation was satisfied and the amount of consideration paid. Contracts that include a significant financing component are adjusted for the time value of money at the rate inherent in the contract, the client’s borrowing rate, or the Company’s incremental borrowing rate, depending upon the recipient of the financing. During the three and six months ended June 30, 2026 and 2025, financing components were not significant.

Warranty Policy

The Company provides standard assurance-type warranties: generally one year of free after-sales service for the developed application system. These warranties are not sold separately and only ensure that delivered products and services conform to agreed-upon specifications and are not accounted for as separate performance obligations under ASC 606.

Warranty costs are treated as accrued performance costs. Historically, claims have been infrequent and immaterial to the Company’s financial position and results of operations. Accordingly, no warranty liabilities were recorded in the consolidated balance sheets as of June 30, 2026 and December 31, 2025. Management continues to evaluate potential warranty exposure based on historical experience, the nature of the Company’s offerings, and other relevant factors.

The following table disaggregates the Company’s revenues for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025

Sales of goods	3,403,191	—
Provision of services	1,449,525	—
Net revenues	$4,852,716	$—

Contract Balances

Timing of revenue recognition was once the Company has determined that the customer has obtained control over the product or service. Accounts receivable represents revenues recognized for the amounts invoiced and/or prior to invoicing when the Company has satisfied its performance obligation and has an unconditional right to the payment.

Contract liabilities primarily represent the Company’s obligation to transfer additional goods or services to a customer for which the Company has received consideration. The consideration received remains a contractual liability until goods or services have been provided to the customer. Contract liabilities amounted to $1,546,652 and $164,336 as of June 30, 2026 and December 31, 2025, respectively. Revenue included in the beginning balance of contract liabilities and recognized during the six months ended June 30, 2026 and 2025 amounted to $164,336 and $ nil, respectively.

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

The accompanying consolidated financial statements include the accounts of the following majority-owned subsidiaries as of June 30, 2026:

Subsidiary (Entity Name)	Jurisdiction	SecureTech Ownership	Principal Activity

AI UltraProd, Inc.	Wyoming	100.0%	US holding company for AI 3D printing and additive manufacturing assets
Aiultraprod Group Limited	Hong Kong	100.0%	IP holding & Asia-Pacific sales hub
Zhejiang Jizhu Technology Company Limited	PRC	88.2% (indirect)	R&D, 3D printing, robotics manufacturing, and materials
AiUltraProd (Ningbo) Technology Co., Ltd.	PRC	100.0% (indirect)	Facilitate expansion capital integration and future investments
AiUltraProd (Guangzhou) Technology Co., Ltd.	PRC	51.0% (indirect)	Guangzhou-based JV project delivering intelligent integrated systems
Jizhu Technology (Huzhou) Company Limited	PRC	89.3% (indirect)	Scientific research and technical services
Piranha Blockchain, Inc.	Wyoming	100.0%	Cybersecurity & blockchain platforms
Piranha Blockchain, Ltd.	Anguilla	100.0%	International digital-asset services
Terra Nova Technologies, Inc.	Wyoming	100.0%	Top Kontrol brand holding entity
Top Kontrol, LLC	Wyoming	100.0%	Anti-theft/anti-carjacking systems

Acquisition of AI UltraProd Group of Companies

On June 23, 2025, the Company, through its wholly owned subsidiary AI UltraProd, Inc., acquired 100 percent of the equity of Aiultraprod Group Limited, a Hong Kong limited liability company. Aiultraprod Group Limited holds 88 percent of Zhejiang Jizhu Technology Company Limited (“Jizhu PRC”), which in turn holds 80.4 percent of Jizhu Technology (Huzhou) Company Limited (“Jizhu Huzhou”).

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

On April 3, 2026, the registration of a capital increase for Jizhu PRC was completed with the applicable market supervision authority in the People's Republic of China. Under the transaction, a new investor, Xiangshan Hongri Equity Investment Fund Partnership (Limited Partnership), contributed RMB 5,000,000 (approximately US$730,241) to Jizhu PRC in exchange for a newly issued equity interest. As a result, Jizhu PRC's registered capital increased from RMB 11,110,974 to RMB 11,341,952, an increase of RMB 230,978, with the remaining RMB 4,769,022 of the contribution recorded as additional paid-in capital. Following the transaction, the new investor holds approximately 2.0% of Zhejiang Jizhu's registered capital, and the Company's ownership interest in Jizhu PRC decreased correspondingly to approximately 88.2%. Because the Company retains control of Zhejiang Jizhu, the change in ownership interest is accounted for as an equity transaction, with additional paid in capital increased $558,209, non-controlling interest increased $172,032, no gain or loss recognized in the condensed consolidated statements of operations and a corresponding adjustment to noncontrolling interest.

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

In the consolidated financial statements, transactions conducted in currencies other than the applicable functional currencies are recorded using exchange rates effective on the transaction dates. At each balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing on that date. Resulting exchange gains and losses are included in the consolidated statements of operations and comprehensive loss for the period in which they arise.

Entities in the PRC use RMB as their functional currency, while those in Hong Kong use HKD. Financial statements are translated into USD with assets and liabilities at period-end rates, revenue and expenses at average rates, and shareholders’ equity at historical rates. Translation adjustments are shown as a separate item in accumulated other comprehensive loss under shareholders’ equity.

The following exchange rates are used for translation:

	For the six months ended June 30, 2026
Currency Exchange	Period End	Average Rate

USD to RMB	6.7851	6.8624
USD to HKD	7.842	7.8243

	For the three months ended June 30, 2026
Currency Exchange	Period End	Average Rate

USD to RMB	6.7851	6.8048
USD to HKD	7.842	7.8347

Mezzanine Equity

Equity interests that are redeemable at the option of the holder, or upon the occurrence of events that are not solely within the Company’s control, are not reported as permanent equity. The Company reports these interests as mezzanine equity — also called temporary equity — in a separate section of the consolidated balance sheets between total liabilities and stockholders’ equity, in accordance with ASC 480-10-S99. The purpose of this presentation is to show the reader that the interest may not remain part of equity and could require the Company to pay out cash or other assets in the future. Because redemption depends on events that may not occur, and on whether the holder chooses to demand redemption, these interests are not mandatorily redeemable and are not reported as liabilities.

The Company’s mezzanine equity consists of redeemable non-controlling interests in its subsidiary Zhejiang Jizhu Technology Co., Ltd., which the Company assumed on June 23, 2025 in connection with its acquisition of Aiultraprod Group Limited. The holders may require these interests to be redeemed if specified events occur, including a failure to complete an initial public offering or to meet defined operating targets. The redemption amount is the holder’s original investment plus a simple annual return of 6% or 8%, depending on the agreement. See Note 15.

The Company initially measured these interests at their acquisition-date fair value under ASC 805. At each subsequent reporting date, the Company first attributes the subsidiary’s net income or loss to the interests under ASC 810, and then measures them at the greater of:

(i)their carrying amount as adjusted for the holders’ share of the subsidiary’s net income or loss, other comprehensive income, and other changes in equity; or

(ii)their redemption value at that date, calculated under the redemption provisions of the applicable investment agreement.

Because measurement is at the greater of these two amounts, the carrying amount of a redeemable non-controlling interest is never reduced below the amount in clause (i).

The Company records accretion as a deemed dividend. Because the Company has an accumulated deficit and no retained earnings, accretion is charged to additional paid-in capital; if additional paid-in capital is exhausted, further accretion increases the accumulated deficit. Accretion does not affect net income or loss, but it is deducted from net income or loss attributable to SecureTech shareholders in calculating income available to common stockholders for purposes of earnings per share. See Note 13.

Fiscal Year

The Company elected December 31st for its fiscal year end.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In accordance with ASC 205-40, the Company has evaluated whether conditions or events exist that raise substantial doubt about its ability to continue as a going concern within one year after the date these financial statements are issued.

For the six months ended June 30, 2026, the Company incurred a net loss of $1,441,466, of which $1,431,385 was attributable to SecureTech shareholders, and used $2,228,293 of cash in operating activities. As of June 30, 2026, the Company had cash and equivalents of $311,711 and an accumulated deficit of $3,033,176. The Company has no committed source of additional financing, and its cash on hand is not sufficient to fund operations at the current rate of use for the twelve months following the date these financial statements are issued.

As of June 30, 2026, the Company had current assets of $9,458,668 and current liabilities of $8,625,056. Although current assets exceeded current liabilities, current assets consist principally of accounts receivable, inventories and prepayments rather than cash, and the Company does not expect to convert those assets to cash quickly enough to meet its obligations as they come due.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address these conditions include raising additional capital through the issuance of equity securities, obtaining additional debt financing, refinancing or extending the maturities of the Company’s short-term bank borrowings, reducing operating expenditures, and increasing revenue as the AI UltraProd operations scale. The Company has not obtained commitments for additional financing, and there can be no assurance that management’s plans will be implemented successfully or on terms acceptable to the Company. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to the amounts or classification of assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. As of June 30, 2026, the Company’s goodwill balance was $6,278,366, all of which arose from the acquisition of Aiultraprod Group Limited and its subsidiaries (collectively, “AI UltraProd”) on June 23, 2025.

The goodwill is attributable primarily to the expected synergies from integrating AI UltraProd’s proprietary technologies, assembled workforce, and established market presence with the Company’s existing operations.

In accordance with ASC 350, goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company performs its annual goodwill impairment test and evaluates potential impairment indicators on an interim basis.

Based on the quantitative assessment performed, the Company determined that the estimated fair value of AI UltraProd’s reporting unit exceeded its carrying amount as of June 30, 2026. Accordingly, no goodwill impairment loss was recognized during the three and six months ended June 30, 2026.

NOTE 4 – INVENTORIES

Inventory is stated at the lower of cost or net realizable value, using the weighted average cost method. When an indicator suggests that the carrying amount of inventories may not be recoverable, the Company reviews such carrying amount and estimates the net realizable value based on the most reliable evidence available at that time. A write-down is recorded if the net realizable value is less than the carrying value. Write-down indicators considered for these purposes are, among others, obsolescence, a decrease in market prices, damage, and a firm commitment to sell. The Company did not record any inventory write-downs during the six months ended June 30, 2026 or the fiscal year ended December 31, 2025. The following table summarizes the Company's inventories as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Inventories:
Finished goods	1,045,684	961,846
Raw materials and work-in-progress	$28,904	$984,357
Inventories	$1,074,588	$1,946,203

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	As of June 30, 2026	As of December 31, 2025

Accounts receivable	$3,278,581	$3,118,318
Allowance for credit losses	—	—
Total accounts receivable	$3,278,581	$3,118,318

Accounts receivable, net	$2,138,215	$1,933,221
Accounts receivable, non-current portion	$1,140,366	$1,185,097

NOTE 6 – CONTRACT LIABILITIES

The Company’s contract liabilities primarily relate to unsatisfied performance obligations when payment has been received from customers before the Company’s products or services are delivered. Contract liabilities amounted to $1,546,652 and $164,336 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 7 – SHORT-TERM BORROWINGS

As of June 30, 2026, the Company’s subsidiary AI UltraProd had one-year loans with a total principal amount of RMB23,400,000 (equivalent to US$3,448,733) from banks in the PRC, with interest rates ranging from 2.4% to 6.53% per annum. Interest payments are due quarterly. During the 6 months ended June 30, 2026, the Company borrowed $2,417,048 and repaid $1,467,922 short-term borrowings.

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

Series A Preferred Stock Issuances

During the six months ended June 30, 2026, the Company issued an aggregate of 1,430 shares of Series A Preferred Stock pursuant to three Share Exchange Agreements; 490 shares of Series A Preferred Stock were issued to an unrelated party stockholder, and 940 shares of Series A Preferred Stock were issued to two related party stockholders.

During the six months ended June 30, 2025, the Company issued an aggregate of 4,310 shares of Series A Preferred Stock pursuant to four Share Exchange Agreements; 100 shares of Series A Preferred Stock were issued to two unrelated party stockholders, and 4,210 shares of Series A Preferred Stock were issued to two related party stockholders.

Also during the six months ended June 30, 2025, the Company also issued 185 shares of its Series A Preferred Stock in conjunction with its acquisition of 100% of Aiultraprod Group Limited. These shares were valued at US$8,565,500, which equates to a per-share value of US$46,300.

As of June 30, 2026, the Company had one class of preferred stock, Series A Preferred Stock, and 19,725 shares of it issued and outstanding.

Common stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

Share Exchange and Cancellations

During the six months ended June 30, 2026, the Company issued an aggregate of 1,430 shares of Series A Preferred Stock in exchange for an aggregate of 14,300,000 shares of its common stock pursuant to Share Exchange Agreements; 490 shares of Series A Preferred Stock were issued to an unrelated party stockholder, and 940 shares of Series A Preferred Stock were issued to two related party stockholders.

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

All shares of common stock received in these stock exchanges were subsequently canceled in January 2026. No consideration was paid or received in connection with the share exchanges.

Share Issuances to Consultants

During the six months ended June 30, 2026, the Company issued an aggregate of 15,326 shares of common stock to two independent consultants. These shares were aggregately valued at $75,485, or about $4.93 per share.

Share Issuances for Settlement of Accrued Payroll

During the six months ended June 30, 2026, the Company issued no shares to settle accrued payroll.

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

As of June 30, 2026, the Company had 17,092,694 shares of common stock issued and outstanding.

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

	For the Six Months Ended June 30,
	2026	2025

Revenue from external customers	$4,852,716	$—

Reconciliation of revenue:
Less: Cost of goods sold	3,779,636	—
Segment gross profit	$1,073,080	$—

Less:
Salaries and payroll	292,680	64,998
Other segment items(1)	1,430,131	114,940
Segment net loss	$(649,731)	$(179,938)

Reconciliation of loss:
Other expense, net(2)	(791,845)	(8,314)
Net loss before income taxes	$(1,441,576)	$(188,252)

(1)Other segment items comprising segment net loss include depreciation and amortization expenses, professional fees, marketing expenses, miscellaneous leasehold occupancy expenses, travel expenses, research and development expenses, and certain overhead expenses.

(2)Other expenses, net is comprised of change in fair value of notes payable of $274,867, loss on issuance of notes payable of $250,997, loss on extinguishment of notes payable of $138,365, government grants of $30,750, interest income of $183, interest expense of $155,792, and other, net of $2,757.

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

As of June 30, 2026, an aggregate of 154,500,000 Founder’s Shares have been returned to the Company and cancelled, including 76,500,000 pursuant to a series of Share Exchange Agreements described below.

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

During the six months ended June 30, 2026, the Company entered into Share Exchange Agreements with two of its Founders, Kao Lee and Anthony Vang, whereby it issued an aggregate of 940 shares of its Series A Preferred Stock in exchange for an aggregate of 9,400,000 shares of its common stock.

All shares of common stock received in these stock exchanges were subsequently canceled in January 2026. No consideration was paid or received in connection with the share exchanges.

Amounts Due From Related Parties

During the six months ended June 30, 2026, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $112,880 to related parties for business expenditures paid on behalf of the Company. As of June 30, 2026, the receivable balance of $112,880 was reported as amounts due from related parties.

During the six months ended June 30, 2025, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $69,900 to related parties for business expenditures paid on behalf of the Company. As of June 30, 2025, the receivable balance of $69,900 was reported as amounts due from related parties.

Accrued Payroll

As of June 30, 2026, the Company had aggregated $70,331 in related party accrued payroll, consisting solely of accrued payroll.

As of June 30, 2025, the Company had aggregated $59,498 in related party accrued payroll, consisting solely of accrued payroll.

Notes payables due to Related Parties and Accured Interest

As of June 30, 2026, the Company had outstanding notes due to related parties aggregating $199,564 with stated interest rates between 0% and 10% per annum. For the six months ended June 30, 2026, the Company recorded interest expense of $7,100 and accrued interest payable of $7,100 on these notes. The related parties have agreed to suspend stated maturity dates ranging between October 13, 2024 through May 16, 2026 without penalty until the Company raises sufficient funds.

As of December 31, 2025, the Company had outstanding amounts due to related parties aggregating $39,611 with stated interest rates between 0% and 10% per annum. For the six months ended June 30, 2025, the Company recorded imputed interest expense of $3,158 and accrued interest payable of $4,005 on these notes. The related parties have agreed to suspend stated maturity dates ranging between October 13, 2024 through May 16, 2026 without penalty until the Company raises sufficient funds.

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

No Top Kontrol units were manufactured pursuant to this patent during the six months ended June 30, 2026 and 2025.

Accounts Payable, Related Parties

As of June 30, 2026, the Company had accounts payable to Taurus Financial Partners, LLC ("Taurus"), a related party, of $67,535, compared to $63,113 as of December 31, 2025. Taurus is an entity affiliated with J. Scott Sitra, the Company's President and CEO. These amounts relate to the Company's ongoing SEC reporting and general regulatory compliance, and to expenses paid by Taurus on behalf of the Company. The amounts payable are unsecured, non-interest-bearing, and due on demand.

As of December 31, 2025, the Company had accounts payable to related party Taurus of $63,113.

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

NOTE 11 – PREPAYMENTS AND OTHER ASSETS

	As of June 30, 2026	As of December 31, 2025

Advances to suppliers	$5,778,384	$3,347,251
Deductible VAT	9,239	8,968
Deposits	33,651	27,203
Prepayments and other assets	$5,821,274	$3,383,422

Advances to suppliers of $5,778,384 primarily relate to deposits for components, materials, and manufacturing services expected to be received and utilized within the next 12 months. Management monitors supplier performance and credit risk and evaluates advances for impairment if recovery becomes doubtful.

NOTE 12 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Shares issued during the period and shares canceled during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive shares of common stock outstanding during the period, which include the assumed conversion of all outstanding convertible securities. Diluted loss per share was the same as basic net loss per share for the three and six months ended June 30, 2026 and 2025, as the inclusion of shares issuable upon the conversion of the then-outstanding convertible securities were anti-dilutive as a result of the net loss incurred for those periods.

The table below sets forth the computation of basic and diluted loss per share:

		For the three months ended June 30,		For the six months ended June 30,
		2026	2025	2026	2025

Numerator:
Net loss attributable to SecureTech shareholders		$(1,042,248)	$(93,887)	$(1,431,385)	$(188,252)
Deduct: Accretions of redeemable NCI to redemption value		15,065	—	46,227	-
Net loss attributable to common stock for EPS calculation		(1,057,313)	(93,887)	(1,477,612)	(188,252)

Denominator:
Basic – weighted average shares outstanding		17,091,843	78,073,914	17,637,604	46,000,410
Diluted – weighted average shares outstanding		17,091,843	78,073,914	17,637,604	46,000,410

Loss per share:
	Basic	$(0.06)	$(0.00)	$(0.08)	$(0.00)
	Diluted	$(0.06)	$(0.00)	$(0.08)	$(0.00)

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

On May 11, 2026, the Company repaid this note for $244,362 before maturity and extinguished this note payable. The repayment resulted in a loss on extinguishment of $78,081, which was recognized in the consolidated statements of operations for the six months ended June 30, 2026.

On June 5, 2026, the Company issued a $150,000 convertible promissory note to CFI Capital LLC bearing interest at 6% per annum and maturing on June 5, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The total principle of the note were $150,000. However, the Company received net cash proceeds of $119,200, after deductions of $5,000 legal fee of the buyer, $10,800 of the placement agent commission, and $15,000 of original issue discount.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $155,399. As a result, the Company recognized a loss on issuance of $20,399, representing the excess of the issuance day fair value over the sales price.

As of June 30, 2026, fair value was estimated as $153,251.

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

On June 15, 2026, the Company has repaid this note for $222,600 before maturity and extinguished the note payable. The repayment resulted in a loss on extinguishment of $60,283, which was recognized in the consolidated statements of operations for the six months ended June 30, 2026.

Boot Capital LLC and Vanquish Funding Group Inc.

On December 18, 2025, the Company issued a $112,000 structured promissory note to Boot Capital LLC, bearing interest at 12% per annum and maturing on September 15, 2026. The purchase price of the note was $100,000, resulting in net proceeds to the Company of $100,000.

On the same date, the Company issued a $137,760 structured promissory note to Vanquish Funding Group Inc., also bearing interest at 12% per annum and maturing on September 15, 2026. The purchase price of the note was $123,000. After the deduction of legal fees and placement agent commissions, the Company received net proceeds of $101,000.

Both notes include a conversion feature that becomes exercisable upon the occurrence of certain events of default as stipulated in the respective agreements. Management concluded that the likelihood of such default events occurring is remote; therefore, the value of the conversion feature was determined to be minimal.

For the six months ended June 30, 2026, the Company recognized interest expense of $59,282 related to these notes, calculated using the effective interest rate method over the term of the notes. As of June 30, 2026, the carrying amount of this notes were $90,950.

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

As of June 30, 2026, fair value was estimated as $283,787.

GS Capital Partners Self-Amortization Note

On April 16, 2026, the Company issued a $144,000 structured promissory note to GS Capital Partners, LLC bearing interest at 12% per annum and maturing on December 10, 2026. The note is self-amortizing with six monthly payments of $26,880 each, beginning on the 181st day anniversary of the issue date.

The sales price for the note were $126,000. However, the Company received net cash proceeds of $111,000, after deductions of $5,000 legal fee of the buyer, $10,000 of the placement agent commission, and $18,000 of original issue discount.

For the six months ended June 30, 2026, the Company recognized interest expense of $12,936 related to these notes, calculated using the effective interest rate method over the term of the notes.

Red Rock Development Group, LLC Convertible Note

On May 8, 2026, the Company issued a $445,000 convertible promissory note to Red Rock Development Group, LLC bearing interest at 10% per annum and maturing on May 8, 2027. The note is convertible into shares of the Company’s common stock. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The total net cash proceeds from the note were $400,000, after deductions of $40,000 of original issue discount and $5,000 in associated legal fees.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $570,333. As a result, the Company recognized a loss on issuance of $170,333, representing the excess of the issuance day fair value over the sales price.

As of June 30, 2026, fair value was estimated as $653,069.

Willow Creek Capital Holdings, LLC Convertible Note

On May 8, 2026, the Company issued a $112,500 convertible promissory note to Willow Creek Capital Holdings, LLC bearing interest at 10% per annum and maturing on May 8, 2027. The note is convertible into shares of the Company’s common stock. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The total net cash proceeds from the note were $100,000, after deductions of $10,000 of original issue discount, and $2,500 in associated legal fees.

The Company elected the fair value model to account for the convertible note. The fair value was calculated using Monte Carlo valuation method. The fair value on issuance day was $144,185. As a result, the Company recognized a loss on issuance of $41,685, representing the excess of the issuance day fair value over the sales price.

As of June 30, 2026, fair value was estimated as $165,102.

Vanquish Funding Group Inc.

On June 3, 2026, the Company issued a $231,840 structured promissory note to Vanquish Funding Group Inc., bearing interest at 12% per annum and maturing on March 15, 2027. The purchase price of the note was $207,000. After the deduction of legal fees and placement agent commissions, the Company received net proceeds of $184,000.

The Vanquish note includes a conversion feature that becomes exercisable upon the occurrence of certain events of default as stipulated in the respective agreements. Management concluded that the likelihood of such default events occurring is remote; therefore, the value of the conversion feature was determined to be minimal.

For the six months ended June 30, 2026, the Company recognized interest expense of $7,777 related to this note, calculated using the effective interest rate method over the term of the note.

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

Changes in the Company's redeemable non-controlling interests during the six months ended June 30, 2026 and 2025 were as follows:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025

Redeemable non-controlling interest at the beginning of the period	$738,303	$—
Redeemable non-controlling interest acquired in business combination	—	716,586
Net loss attributable to redeemable non-controlling interests	(1,206)	—
Accretions adjustment to the redemption value	46,227	—
Redeemable non-controlling interest at the ending of the period	$783,324	$716,586

NOTE 15 – CONTINGENCY/LEGAL

As of June 30, 2026, no director, executive officer, or promoter has been involved in legal proceedings requiring disclosure under Item 103 of Regulation S‑K during the past ten years. From time to time, the Company may be subject to routine litigation incidental to its business. The Company is not a party to any pending legal proceedings that, individually or in the aggregate, are expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up to August 19, 2026 that the unaudited condensed consolidated financial statements were available to be issued.

Conversion of Convertible Note — Vista Capital Investments, LLC

On June 30, 2026, the Company delivered notice to Vista Capital Investments, LLC ("Vista") of its intention to repay in full the outstanding balance of its convertible note originally issued on January 7, 2026. Vista declined the cash repayment and instead elected to exercise its unilateral right to convert the note into common stock. On July 6, 2026, Vista delivered a notice of conversion for $123,200 of outstanding principal and accrued interest at a conversion price of $4.326 per share, and on July 9, 2026 the Company issued 28,479 shares of its common stock upon conversion. Following the conversion, the outstanding balance of the note was reduced to $0. As the conversion occurred after June 30, 2026, the shares issued are not included in the Company's common shares outstanding as of that date.

Related Party Promissory Note

On July 6, 2026, the Company entered into a promissory note with Taurus Financial Partners, LLC, a related party, where it received $370,008.35 in proceeds. This promissory note bears interest at a rate of 8% per annum with a maturity date of July 6, 2027.

Labry’s Fund II Convertible Note

On July 22, 2026, the Company issued a $245,300 convertible promissory note to Labrys Fund II, LP bearing interest at 6% per annum and maturing on July 22, 2027. The note is convertible into shares of the Company’s common stock, beginning six months after the issuance date. The conversion price is variable and is set at a significant discount to the market price, equal to 60% of the Company’s lowest trading price during the 15 trading days preceding the conversion date.

The purchase price of the note was $223,000. After the deduction of original issuer discount (OID) fees, legal fees, due diligence fees, and placement agent commissions, the Company received net proceeds of $198,160.

Share Issuances to Consultant

On July 31, 2026, the Company issued an aggregate of 8,544 shares of common stock to an independent consultant. These shares were valued at $60,984, or about $7.14 per share.

As of August 19, 2026, the Company had 17,129,717 shares of common stock issued and outstanding.

Permanent Subsidiary and Earnout Election — AI UltraProd

On August 13, 2026, the Company entered into a Permanent Subsidiary and Earnout Election Agreement with AI UltraProd, Inc., Aiultraprod Group Limited, AIUP Holding Limited, and Zhejiang Jizhu Technology Co., Ltd., pursuant to which the parties unanimously elected to forgo the previously contemplated spin-off of the AI UltraProd business and to retain it as a permanent subsidiary of the Company. In connection with the election, the Company exercised the "No Spin-Off Earnout" under the Acquisition and Stock Purchase Agreement dated June 23, 2025 and issued 357 shares of its Series A Preferred Stock to AIUP Holding Limited in settlement of the contingent consideration established at the acquisition date. The contingent consideration had been recognized at the acquisition date at its fair value of $1,652,910 and classified within equity; accordingly, the issuance settles that equity-classified contingent consideration within equity and does not result in any additional purchase consideration, remeasurement through earnings, or goodwill. Upon issuance, the Acquisition and Stock Purchase Agreement and the related Incubation Operating Agreement automatically terminated in accordance with their terms, except for provisions that expressly survive.

As of August 19, 2026, the Company had 20,082 shares of Series A Preferred Stock issued and outstanding.

The Company evaluated subsequent events through the date these financial statements were issued and concluded that, other than the matters noted above, there were no additional events requiring recognition or disclosure.

[This space intentionally left blank]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers with an understanding of the business activities, financial position, and operating results of SecureTech Innovations, Inc. (“SecureTech” or the “Company”). This MD&A should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited financial statements for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 25, 2026, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on August 5, 2026.

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

Business Overview

SecureTech Innovations, Inc. is a technology-driven company focused on developing and commercializing artificial intelligence–driven manufacturing systems, blockchain‑based digital infrastructure, and innovative automotive safety technologies. Our mission is to deliver secure, efficient, and scalable technology solutions across industrial, digital, and consumer markets. We operate through three primary business units—AI UltraProd, Piranha Blockchain, and Terra Nova Technologies (Top Kontrol product line)—each addressing distinct high‑growth sectors with significant long‑term demand drivers. Our portfolio includes:

•AI UltraProd, acquired on June 23, 2025, now serves as our primary operating business and currently generates substantially all of our consolidated revenues.

•Piranha Blockchain, an early‑stage enterprise that is focused on building digital‑asset infrastructure and cybersecurity capabilities.

•Terra Nova Technologies (Top Kontrol product line), a legacy product line undergoing restructuring in preparation for a planned spin‑off onto the OTCQB marketplace.

AI UltraProd’s operating results were first consolidated in our financial statements beginning on June 23, 2025, the date we completed the acquisition. As a result, the quarter ended June 30, 2025 included only a few days of AI UltraProd’s post acquisition activity. The quarter ended September 30, 2025 is therefore the first full fiscal quarter that reflects AI UltraProd’s results for the entire period.

Our business segments continue to pursue distinct commercial strategies. SecureTech provides centralized oversight of finance, governance, SEC compliance, and merger and acquisition activities, with the objective of enhancing long term shareholder value.

Corporate History

SecureTech was incorporated in the State of Wyoming on March 2, 2017, under the name SecureTech, Inc. On December 20, 2017, the Company amended its Articles of Incorporation to change its name to SecureTech Innovations, Inc.

SecureTech has established several wholly owned subsidiaries to support its strategic growth initiatives:

•On November 19, 2021, and November 25, 2021, SecureTech formed Piranha Blockchain, Inc., a Wyoming corporation, and Piranha Blockchain, Ltd., an Anguilla-based international business company, respectively (collectively, “Piranha”).

•On January 27, 2025, SecureTech incorporated two additional Wyoming-based subsidiaries: Terra Nova Technologies, Inc. and Top Kontrol, LLC.

•On June 6, 2025, SecureTech formed AI UltraProd, Inc., also a Wyoming corporation.

•On May 9, 2026, SecureTech’s Hong Kong subsidiary, Aiultraprod Group Limited, established a wholly owned subsidiary in China called AiUltraProd (Ningbo) Technology Co., Ltd.

•On May 21, 2026, SecureTech’s Hong Kong subsidiary, Aiultraprod Group Limited, established a majority owned subsidiary in China called AiUltraProd (Guangzhou) Technology Co., Ltd. SecureTech indirectly owns 51% of this newly created subsidiary.

On June 23, 2025, through its wholly owned subsidiary AI UltraProd, Inc., SecureTech acquired 100% of Aiultraprod Group Limited, a Hong Kong limited liability company. As of June 30, 2026, Aiultraprod Group Limited owns a 88.2% equity interest in Zhejiang Jizhu Technology Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (collectively, “AI UltraProd”).

Corporate Structure

The following diagram illustrates our corporate structure as of June 30, 2026:

SecureTech Innovations, Inc.
(Parent Company)
OTCQB: SCTH
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
AiUltraProd (Ningbo) Technology Co., Ltd. (China)
(100.0% Owned)
AI UltraProd
(Faciliate Expansion Capital Integration and Future Strategic Investments)
Zhejiang Jizhu Technology Co., Ltd. (China)
(88.2% Owned)
AI UltraProd
(Manufacturing and China Parent Operations)
AiUltraProd (Guangzhou) Technology Co., Ltd. (China)
(51.0% Owned)
AI UltraProd
(Guangzhou-based joint venture between AIUP and Levision Intelligent Technology, delivering intelligent integrated systems across China's Pearl River Delta)
Jizhu Technology (Huzhou) Co., Ltd. (China)
(89.3% Owned)
AI UltraProd
(Regional Sales, Marketing, and Servicing)

Recent Developments

Appointment of New President and Chief Executive Officer

On January 14, 2025, SecureTech appointed J. Scott Sitra as its new President, Chief Executive Officer, Principal Executive Officer, and member of the Board of Directors. Mr. Sitra brings executive leadership and strategic guidance across SecureTech’s portfolio. Concurrently, Kao Lee, who previously served in those roles, transitioned to the position of General Manager of Top Kontrol, and now serves as President and CEO of Top Kontrol. Mr. Lee’s responsibilities now focus exclusively on advancing the development and commercialization of the Top Kontrol product line. Mr. Sitra will oversee SecureTech’s enterprise-level operations, business strategy, and execution.

Completion of Share Reduction Program (78% Reduction in Common Shares)

Over the course of the year, SecureTech reduced its issued and outstanding shares of common stock by approximately 61 million, representing a 78% reduction and aligning the capital structure with long-term shareholder interests. The Company reduced the shares of common stock by entering into share exchange agreements with certain of its shareholders and issuing shares of its Series A Preferred Stock for the common stock. As of August 19, 2026, SecureTech had 17,129,717 shares of its common stock issued and outstanding and 20,082 shares of its Series A Preferred Stock issued and outstanding.

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

•FY2025 Revenue (audited): $7.7 million

•Technology Differentiation: AI-powered industrial 3D printing and robotic systems that deliver scalable, high-precision manufacturing solutions.

•Intellectual Property Portfolio: 12 issued patents and 13 software copyrights. AI UltraProd presently has three additional patent applications pending and two additional software copyrights pending.

•Growth Strategy: SecureTech intends to pursue aggressive expansion of AI UltraProd operations, including a potential spin-off and uplisting to the NASDAQ Capital Market as a standalone public company, subject to applicable regulatory approvals and market conditions.

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

Engagement of Ajene Watson, LLC

On October 6, 2025, SecureTech engaged Ajene Watson, LLC (“AWLLC”), a business management and financial services consultancy specializing in development-stage and microcap companies. The nine-month engagement is designed to:

•Establish a Bitcoin and Ethereum treasury management strategy;

•Facilitate introductions to potential strategic partners and distribution channels to support AI UltraProd’s planned 2026 entry into the U.S. market; and

•Enhance investor communications and disclosure practices to align with SEC expectations and improve transparency.

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

Nomination of Three Independent Director Candidates

Between March 31, 2026 and April 14, 2026, SecureTech announced the nomination of three independent director candidates — Brian Zucker, CPA; Robert V. Castro, CPA/CGMA; and Robert J. Williams, CPA — each to serve as an independent director and as a member of the Audit, Nominating, and Compensation Committees. Each nominee has agreed to serve on the Board of Directors and such committees upon formal appointment. SecureTech intends to formally seat all three independent directors as promptly as practicable, and in any event concurrently with or prior to the effectiveness of any national securities exchange listing, with such seating not contingent upon approval of any such listing.

Appointment of Anthony Vang as Chief Financial Officer

On June 5, 2026, SecureTech formally appointed Anthony Vang as its Chief Financial Officer. Mr. Vang, a SecureTech co-founder, has served as Principal Financial Officer, Secretary, Treasurer, and a director since the Company's inception, and will retain those positions in addition to his new role. Mr. Vang will initially serve as Chief Financial Officer without compensation, pending the formal constitution of SecureTech's Compensation Committee. At that time, an appropriate compensation arrangement will be established and further disclosed in accordance with applicable SEC reporting requirements.

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

The principal strategic objectives include:

•Complete NASDAQ Uplisting (Anticipated 2026): SecureTech is working toward completing its planned uplisting to the NASDAQ Capital Market in 2026, subject to meeting all applicable listing requirements and regulatory approvals.

•AI UltraProd Expansion into U.S. and Indonesian Markets: AIUP is actively entering the U.S. and Indonesian markets, leveraging its advanced AI-driven manufacturing technologies to serve high-growth industrial sectors.

•Launch Investor Awareness Program: Beginning in late February, SecureTech will initiate a structured investor awareness and communications program to enhance visibility and broaden outreach to the investment community.

•Evaluate Additional M&A Opportunities: SecureTech will continue reviewing acquisition candidates with $5–$10 million in annual revenue, strong intellectual property, and experienced management teams capable of scaling into new markets and regions.

•Complete the Top Kontrol Spin-Off: The company plans to finalize the previously announced spin-off of its Top Kontrol safety device business onto the OTCQB, creating a dedicated platform for growth while providing value to SecureTech shareholders.

•Establish a Bitcoin Treasury Under Piranha Blockchain: As part of its digital-infrastructure strategy, SecureTech intends to establish a BTC treasury reserve within its Piranha Blockchain subsidiary, aligning with emerging trends in digital asset management and treasury diversification.

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

The company provides comprehensive technical and maintenance support services, including:

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

•Data Centers: Development of secure, low-cost data centers powered by renewable energy, designed to support blockchain operations while minimizing environmental impact.

•Advanced Cybersecurity Solutions: Deployment of proprietary cybersecurity hardware and software to protect client data, digital identities, and assets from theft, ransomware, and other malicious attacks.

•Blockchain Infrastructure & Crypto Platforms: Creation of robust systems for cryptocurrency mining, digital asset storage, and trading exchanges, supporting the evolving needs of the blockchain ecosystem.

Revenue Model

Piranha intends to generate revenue through four primary channels:

•Product Sales: One-time sales of cybersecurity hardware and software applications.

•Subscription Services: Recurring revenue from cybersecurity subscriptions and hosting services.

•Cryptocurrency Ventures: Mining operations, third-party rig hosting, and joint venture initiatives.

•Transaction Fees: Fees from crypto exchanges, trading, and fiat conversions.

Growth Strategy

Piranha’s expansion strategy combines internal innovation with targeted acquisitions:

•Internal Development: Investment in proprietary technologies and product innovation to drive organic growth.

•Strategic Acquisitions: Identification and acquisition of synergistic businesses to accelerate market penetration and expand capabilities.

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

Market Landscape and Competitive Advantage

According to the National Insurance Crime Bureau, a motor vehicle was stolen every 48 seconds in the United States in 2025, with 659,880 vehicles reported stolen nationwide for the year — down 23% from 2024 but still a significant and persistent crime affecting hundreds of thousands of vehicle owners annually. Top Kontrol competes with brands such as Viper, Clifford, and OEM-integrated immobilizers. Its key differentiator is automated anti-carjacking defense—a feature unmatched by competitors and increasingly vital in high-risk urban environments.

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

AI UltraProd

Compliant with ISO 9001 and CE directives for exported equipment. Construction-grade UHPC is certified under PRC GB/T 50082 2019 durability standards. Export classifications fall under U.S. BIS EAR99. No current products are subject to ITAR or EU dual use regulations, to the Company’s knowledge.

Piranha Blockchain

Actively monitors and aligns with SEC and CFTC digital asset regulations, FinCEN AML/KYC guidelines, and OFAC sanctions lists. Compliance personnel review protocol updates quarterly.

Top Kontrol

Certified by the Federal Communications Commission (FCC) with a Declaration of Conformity issued in March 2020.

Compliance with Environmental Laws

As of June 30, 2026, SecureTech has not incurred material expenses related to environmental compliance. We anticipate no such costs in the foreseeable future and remain in full compliance with existing environmental regulations.

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

•AI UltraProd holds 12 issued PRC patents, including CN219214112U for quick-release large-format build plates, and has three additional patent applications pending. It also owns 13 copyrighted software packages for generative design, slicing, simulation, and robotic control, with two additional software copyrights pending.

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

Employees

As of June 30, 2026, SecureTech employed 26 individuals across all business units, comprised of 25 full-time employees and one part-time employee. The geographic breakdown of our employees is as follows:

•United States: Three employees, comprised of three full-time employees.

•Hong Kong & Mainland China: 23 employees, comprised of 22 full-time employees and one part-time employee.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the three months ended June 30, 2026, and 2025.

	Three Months Ended June 30,
	2026	2025
Sales	$2,772,981	$-
Cost of goods sold	(1,885,227)	-
Gross profit	887,754	-
Operating expenses	(1,211,630)	(89,003)
Loss from operations	(323,876)	(89,003)
Other expense, net	(702,431)	(4,884)
Provision for income taxes	13,647	-
Net loss	$(1,039,954)	$(93,887)
Less: net profit attributable to redeemable non-controlling interests	589	-
Less: net profit attributable to non-controlling interests	1,705	-
Net loss attributable to SecureTech shareholders	$(1,042,248)	$(93,887)

Sales

Sales for the three months ended June 30, 2026, totaled $2,772,981, compared to $-0- for the same period in 2025. All sales are the result of SecureTech’s acquisition of AI UltraProd.

Sales were attributable as follows:

	Three Months Ended June 30,
	2026	2025
AI UltraProd products	$1,443,939	$-
AI UltraProd services	1,329,042	-
Total sales	$2,772,981	$-

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2026, was $1,885,227, compared to $-0- for the same period in 2025. As a percentage of overall sales, the cost of goods sold was 68.0% during the three months ended June 30, 2026.

Gross Profit

Gross profit for the three months ended June 30, 2026, was $887,754, compared to $-0- for the same period in 2025. Our gross profit margin was 32.0% during the three months ended June 30, 2026.

Operating Expenses

	Three Months Ended June 30,
	2026	2025
Operating expenses:
General and administrative	$607,523	$86,857
Selling and marketing expenses	471,514	-
Research and development	132,593	2,146
Operating expenses	$1,211,630	$89,003

Our operating expenses for the fiscal period consisted of three components: general and administrative expenses, selling and marketing expenses, and research and development expenses. Total operating expenses were $1,211,630 during the three months ended June 30, 2026, compared to $89,003 for the same period of 2025, representing an increase in operating expenses of $1,122,627, or 1,261.3%, from the three months ended June 30, 2025. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Loss From Operations

As a result of the foregoing, our loss from operations was $323,876 during the three months ended June 30, 2026, compared with an operating loss of $89,003 for the same period of 2025. The $234,873, or 263.9%, increase in operating loss is the result of increased operating activities derived from SecureTech’s acquisition of AI UltraProd.

Other Expense, Net

	Three Months Ended June 30,
	2026	2025
Other income (expense):
Change in fair value of notes payable	$(263,467)	$-
Loss on issuance of notes payable	(250,997)	-
Loss on extinguishment of notes payable	(138,365)	-
Government grants	21,912	-
Interest income	63	-
Interest expense	(87,621)	(4,884)
Others, net	16,044	-
Other expense, net	$(702,431)	$(4,884)

Our other expense, net is comprised of various elements including change in fair value of notes payable, loss on issuance of notes payable, losses on extinguishment of notes payable, government grants, bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the three months ended June 30, 2026, we had $702,431 in other expense, net compared to $4,884 in other expense, net for the same period in 2025, representing an increase in other expense, net of $697,547, or 14,282.3%. The increase in other expense, net is largely due to increased borrowing costs tied to short-term bridge capital notes and SecureTech’s acquisition of AI UltraProd.

Provision for Income Taxes

During the three months ended June 30, 2026, we recorded a provision for income taxes of $13,647, compared to no provision for income taxes during the same period of 2025. The provision for income taxes is connected to SecureTech’s acquisition of AI UltraProd, as AI UltraProd generated profit before income taxes during the period.

Net Loss

The result was that our net loss was $1,039,954 during the three months ended June 30, 2026, compared with a net loss of $93,887 for the same period of 2025. After taking into consideration aggregate allocation to non-controlling interests of $2,294 for the three months ended June 30, 2026, SecureTech generated a net loss of $1,042,248 that was attributable to SecureTech’s shareholders, and is the result of SecureTech’s acquisition of AI UltraProd.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the six months ended June 30, 2026, and 2025.

	Six Months Ended June 30,
	2026	2025
Sales	$4,852,716	$-
Cost of goods sold	(3,779,636)	-
Gross profit	1,073,080	-
Operating expenses	(1,722,811)	(179,938)
Loss from operations	(649,731)	(179,938)
Other expense, net	(791,845)	(8,314)
Benefit for income taxes	(110)	-
Net loss	$(1,441,466)	$(188,252)
Less: net loss attributable to redeemable non-controlling interests	(1,206)	-
Less: net loss attributable to non-controlling interests	(8,875)	-
Net loss attributable to SecureTech shareholders	$(1,431,385)	$(188,252)

Sales

Sales for the six months ended June 30, 2026, totaled $4,852,716, compared to $-0- for the same period in 2025. All sales are the result of SecureTech’s acquisition of AI UltraProd.

Sales were attributable as follows:

	Six Months Ended June 30,
	2026	2025
AI UltraProd products	$3,403,191	$-
AI UltraProd services	1,449,525	-
Total sales	$4,852,716	$-

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2026, was $3,779,636, compared to $-0- for the same period in 2025. As a percentage of overall sales, the cost of goods sold was 77.9% during the six months ended June 30, 2026.

Gross Profit

Gross profit for the six months ended June 30, 2026, was $1,073,080, compared to $-0- for the same period in 2025. Our gross profit margin was 22.1% during the six months ended June 30, 2026.

Operating Expenses

	Six Months Ended June 30,
	2026	2025
Operating expenses:
General and administrative	$1,049,716	$177,792
Selling and marketing expenses	473,649	-
Research and development	199,446	2,146
Operating expenses	$1,722,811	$179,938

Our operating expenses for the fiscal period consisted of three components: general and administrative expenses, selling and marketing expenses, and research and development expenses. Total operating expenses were $1,722,811 during the six months ended June 30, 2026, compared to $179,938 for the same period of 2025, representing an increase in operating expenses of $1,542,873, or 857.4%, from the six months ended June 30, 2025. The increase in operating expenses is a result of SecureTech’s acquisition of AI UltraProd.

Loss From Operations

As a result of the foregoing, our loss from operations was $649,731 during the six months ended June 30, 2026, compared with an operating loss of $179,938 for the same period of 2025. The $469,793, or 261.1%, increase in operating loss is the result of increased operating activities derived from SecureTech’s acquisition of AI UltraProd.

Other Expense, Net

	Six Months Ended June 30,
	2026	2025
Other income (expense):
Change in fair value of notes payable	$(274,867)	$-
Loss on issuance of notes payable	(250,997)	-
Loss on extinguishment of notes payable	(138,365)	-
Government grants	30,750	-
Interest income	183	-
Interest expense	(155,792)	(8,314)
Others, net	(2,757)	-
Other expense, net	$(791,845)	$(8,314)

Our other expense, net is comprised of various elements including change in fair value of notes payable, loss on issuance of notes payable, losses on extinguishment of notes payable, government grants, bank interest received on cash deposits, interest paid on outstanding loans, and other non-operating items. During the six months ended June 30, 2026, we had $791,845 in other expense, net compared to $8,314 in other expense, net for the same period in 2025, representing an increase in other expense, net of $783,531, or 9,424.2%. The increase in other expense, net is largely due to increased borrowing costs tied to short-term bridge capital notes and SecureTech’s acquisition of AI UltraProd.

Benefit for Income Taxes

During the six months ended June 30, 2026, we recorded a deferred income tax benefit of $110, compared to no provision for income taxes during the same period of 2025. The benefit for income taxes is connected to SecureTech’s acquisition of AI UltraProd, including the utilization of AI UltraProd’s prior-year tax losses and the reversal of deferred tax liabilities resulting from the amortization of intangible assets recognized in connection with the acquisition..

Net Loss

The result was that our net loss was $1,441,466 during the six months ended June 30, 2026, compared with a net loss of $188,252 for the same period of 2025. After taking into consideration aggregate net loss attributed to non-controlling interests of $10,081 for the six months ended June 30, 2026, SecureTech generated a net loss of $1,431,385 that was attributable to SecureTech’s shareholders, and is the result from SecureTech’s acquisition of AI UltraProd.

Total Stockholders’ Equity

Total stockholders’ equity attributable to SecureTech was $9,876,396 as of June 30, 2026, compared to stockholders’ equity of $10,602,113 on December 31, 2025.

Liquidity and Capital Resources

Our principal liquidity needs are to fund inventory and manufacturing, support the growth of our AI UltraProd operations, meet our debt service and regulatory compliance costs, and provide for general corporate purposes. We have historigcally funded these needs through cash flow from operations, short-term bank borrowings, notes payable, and sales of our securities.

As of June 30, 2026, we had cash and cash equivalents of $311,711, compared to $233,825 as of December 31, 2025. We had total current assets of $9.5 million and total current liabilities of $8.6 million, resulting in working capital of approximately $0.9 million. Our current assets consisted primarily of accounts receivable of $2.1 million, inventories of $1.1 million, and prepayments and other current assets of $5.8 million. Our current liabilities consisted primarily of short-term bank borrowings of $3.4 million, notes payable of $1.7 million, contract liabilities of $1.5 million, and accounts payable of $1.1 million.

Summary of Cash Flows

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(2,228,293)	$(124,330)
Net cash (used in) provided by investing activities	$(52,222)	$363,522
Net cash provided by financing activities	$2,242,702	$134,645

For the six months ended June 30, 2026, net cash used in operating activities was $2.2 million (2025: $0.1 million); net cash used in investing activities was $52,222 (2025: $363,522 provided); net cash provided by financing activities was $2.3 million (2025: $134,645); and the effect of exchange-rate changes on cash was $115,699.

•Operating activities: Net cash used in operating activities was $2.2 million, compared to $0.1 million in the prior-year period, which preceded our acquisition of AI UltraProd. The FY2026 usage was driven primarily by our net loss and by a $2.4 million increase in prepayments to suppliers and a $1.27 million decrease in accounts payable and accrued liabilities as we scaled production, partially offset by a $1.4 million increase in contract liabilities and a $0.9 million reduction in inventories.

•Investing activities: Net cash used in investing activities was $52,222, consisting of equipment purchases. In the prior-year period, investing activities provided $363,522, substantially all of which was cash acquired in the AI UltraProd acquisition.

•Financing activities: Net cash provided by financing activities was $2.3 million, consisting of $2.4 million in proceeds from short-term bank borrowings, repayment of short-term bank borrowings of $1.5 million, $1.0 million in proceeds from notes payable, redemption of notes payable of $0.4 million, and $0.7 million contributed by a noncontrolling shareholder of our Zhejiang Jizhu subsidiary. In the prior-year period, financing activities provided $134,645.

•Overall change in cash: As a result of the foregoing, cash and equivalents increased to $311,711 as of June 30, 2026, compared to $233,825 as of December 31, 2025.

Liquidity Outlook

We do not expect that our existing cash, cash flow from the operations of AI UltraProd, and access to short-term bank financing will, by themselves, be sufficient to fund our operations and growth strategy for the next twelve months. Our strategy – including our planned uplisting to a national securities exchange, continued acquisition activity, and the planned spin-off of our Top Kontrol business – will require additional capital, which we expect to seek through a combination of short-term bridge financing, longer-term debt facilities, and equity issuances. Since June 30, 2026, we have raised additional debt capital, including a $370,008 related-party promissory note issued on July 6, 2026 and a $245,300 convertible note issued on July 22, 2026. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are unable to raise capital when needed, we may be required to delay or curtail our growth initiatives.

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

Going Concern Consideration

Our former independent registered public accounting firm, Gary Cheng CPA Limited, issued a going concern opinion in their audit report dated March 24, 2026. This report is included in our Annual Report on Form 10-K filed with the SEC on March 25, 2026, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on August 5, 2026. This opinion indicates that our former auditor believed there is substantial doubt about our ability to continue as an ongoing business for the next 12 months.

As of June 30, 2026, the Company had current assets of $9,458,668 and current liabilities of $8,625,056. Although current assets exceeded current liabilities, current assets consist principally of accounts receivable, inventories and prepayments rather than cash, and the Company does not expect to convert those assets to cash quickly enough to meet its obligations as they come due.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Operations

As of June 30, 2026, we had no off-balance sheet activities or operations.

Critical Accounting Policies And Estimates

We prepare our financial statements in conformity with the U.S. GAAP, which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past fiscal year, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience, and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

Intangible Assets

Intangible assets with finite useful lives are stated at cost, less accumulated amortization and impairment losses, if any. Amortization is recognized on a straight-line basis over the estimated useful lives of the assets, unless another method better reflects the pattern in which the economic benefits are consumed.

The Company evaluates finite-lived intangible assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The impairment loss is measured as the amount by which the carrying amount exceeds its fair value.

Goodwill

Goodwill represents the excess of the purchase price and other consideration transferred over the fair value of identifiable net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill is tested for impairment at the reporting unit level. The Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that impairment exists, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test by comparing the reporting unit’s fair value with its carrying amount, including goodwill. An impairment loss is recognized to the extent that the reporting unit’s carrying amount exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit.

The determination of the fair value of reporting units and intangible assets requires the Company to make significant estimates and assumptions, including projected revenues and cash flows, growth rates, discount rates, and other market and economic factors. Changes in these assumptions could materially affect the estimated fair values and the amount of any impairment recognized.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, and because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance of achieving the desired control objectives. Based on management's evaluation, using the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management identified the following material weaknesses as of June 30, 2026:

•We do not have an audit committee; and

•We do not have an independent Board of Directors, nor a board member designated as an independent financial expert. The Board is comprised of two members, both of whom also serve as executive officers, resulting in a lack of independent oversight of management, a lack of independent review of our operating and financial results, and a lack of independent review of our disclosures.

These weaknesses have existed since SecureTech's inception on March 2, 2017 and had not been remediated as of June 30, 2026.

In addition, on August 5, 2026, SecureTech filed amendments restating its Quarterly Report on Form 10-Q for the period ended June 30, 2025, its Quarterly Report on Form 10-Q for the period ended September 30, 2025, its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and its Quarterly Report on Form 10-Q for the period ended March 31, 2026 (collectively, the "Restatement"). In connection with the Restatement, management identified an additional material weakness relating to its controls over the accounting for complex equity instruments and the classification of balance-sheet items, specifically the classification of redeemable noncontrolling interests and the current versus non-current classification of certain assets.

•We did not maintain effective controls over the accounting for non-routine and complex transactions. We did not have personnel with sufficient US GAAP technical accounting expertise, or a formal process for the review of significant or unusual transactions, to identify and apply the applicable accounting requirements for complex equity instruments and for the classification of assets as current or non-current.

Remediation

Management is committed to remediating the identified material weaknesses and has taken, and intends to take, the following steps.

To address the governance-related material weaknesses, management intends to expand the Board to include additional independent directors and to establish an audit committee comprised solely of independent directors, at least one of whom will qualify as an audit committee financial expert. As of the date of this report, the Company has nominated three independent director candidates, each of whom is a certified public accountant:

•Brian Zucker, CPA — nominated as an independent director and member of the Audit, Nominating, and Compensation Committees (announced March 31, 2026);

•Robert V. Castro, CPA/CGMA — nominated as an independent director and committee member (announced April 7, 2026); and

•Robert J. Williams, CPA — nominated as an independent director and committee member (announced April 14, 2026).

Each nominee has agreed to serve upon formal appointment. The Company intends to seat all three independent directors as promptly as practicable, and in any event concurrently with or prior to the effectiveness of any national securities exchange listing. Seating is not contingent upon approval of such a listing; however, it remains subject to the Company obtaining Directors and Officers (D&O) liability insurance coverage.

To address the material weakness identified in connection with the Restatement, management is enhancing its technical accounting review, including by adopting formal accounting policies for complex equity instruments and mezzanine-classified redeemable noncontrolling interests, implementing additional levels of review over the classification of balance-sheet items between current and non-current categories, and engaging outside technical accounting resources to assist in the evaluation of complex or non-routine transactions. The Company engaged external technical accounting assistance in connection with the Restatement and intends to continue using such resources as needed.

Management believes that these measures, once fully implemented, are designed to remediate the identified material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls have operated for a sufficient period and management has concluded, through testing, that they are operating effectively. The Company will continue to evaluate its disclosure controls and internal control over financial reporting and will report on its remediation progress in future filings.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include a full risk factor section in this Quarterly Report on Form 10-Q. However, we are required to disclose any material changes to the risk factors previously described in our Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025, filed with the SEC on August 8, 2026. There have been no developments occurring during or subsequent to the quarter ended June 30, 2026 that would represent a material change to, or require an update to, the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, SecureTech issued the following unregistered equity securities, each of which was previously reported on a Current Report on Form 8-K filed with the SEC. The following disclosure is provided pursuant to Item 701 of Regulation S-K.

On April 6, 2026, the Board of Directors approved the issuance of an aggregate of 15,326 shares of common stock, $0.001 par value per share, to Craft Capital Management, LLC and Ajene Watson, LLC as compensation for services rendered, valued at $75,485 in the aggregate (an average of approximately $4.93 per share, based on the invoiced amounts). This issuance was reported on a Current Report on Form 8-K filed with the SEC.

The shares of common stock issued in these transactions were issued as compensation for services rendered; no cash consideration was paid to SecureTech in connection with any of the foregoing transactions. Such shares were not registered under the Securities Act of 1933, as amended (“Securities Act”). SecureTech relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, on the basis that the transactions did not involve a public offering, each recipient had access to information about SecureTech equivalent to that which would be included in a registration statement, and each recipient represented that they were acquiring the securities for investment purposes and not with a view to distribution. No underwriters were engaged, and no underwriting discounts or commissions were paid in connection with any of these transactions.

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

SECURETECH INNOVATIONS, INC.

Dated: August 19, 2026	By:	/s/ J. Scott Sitra
President, Chief Executive Officer, Principal Executive Officer, and Director

Dated: August 19, 2026	By:	/s/ Anthony Vang
Chief Financial Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and Director