Form 10-K/A
period 2025-12-31
Securetech Innovations, Inc.
filed 2026-09-23
CIK 1703157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) amends and restates the Annual Report on Form 10-K of SecureTech Innovations, Inc. (the “Company,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026 (the “Original Form 10-K”).

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

Accordingly, this Amendment amends and restates Part I, Item 1A (Risk Factors) and Part II, Item 8 (Financial Statements and Supplementary Data), including the notes thereto, Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), and Part II, Item 9A (Controls and Procedures) of the Original Form 10-K to reflect the Restatement and related disclosures. In connection with the Restatement, management has also identified an additional material weakness in internal control over financial reporting relating to the Company’s accounting and financial reporting controls over complex equity instruments and balance sheet asset classifications, as further described in Item 9A of this Amendment.

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

PART I5

Item 1.  Business6

Item 1A.  Risk Factors19

Item 1B.  Unresolved Staff Comments46

Item 1C.  Cybersecurity46

Item 2.  Properties46

Item 3.  Legal Proceedings46

Item 4.  Mine Safety Disclosures47

PART II48

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and  Issuer Purchases of Equity Securities48

Item 6.  [Reserved]54

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations54

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk61

Item 8.  Financial Statements and Supplementary Data62

CONSOLIDATED BALANCE SHEETS67

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure100

Item 9A.  Controls and Procedures100

Item 9B.  Other Information101

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections102

PART III103

Item 10.  Directors, Executive Officers and Corporate Governance103

Item 11.  Executive Compensation107

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters108

Item 13.  Certain Relationships and Related Transactions, and Director Independence108

Item 14.  Principal Accounting Fees and Services111

PART IV112

Item 15.  Exhibits, Financial Statements Schedules112

Item 16.  Form 10-K Summary114

SIGNATURES114

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

Risks Related to Doing Business in China

•	We face certain general risks related to doing business in China.

Risks Related to Ownership of Our Common Stock

•	The market price of our common stock may be volatile and could decline significantly, and you may lose all or part of your investment.
•	We may not be able to satisfy Nasdaq’s initial and continued listing requirements, and any failure to list or maintain our listing could reduce the liquidity and market price of our common stock.
•	As we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.
•	If securities or industry analysts do not publish research or reports about our business or if they issue unfavorable reports, our stock price and trading volume could decline.

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

Our independent registered public accounting firm has expressed their uncertainty about our business operations in their audit report dated audit report dated March 24, 2026, which is part of the financial statements included in this annual report. This indicates that there is substantial doubt about our ability to continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from this uncertainty. Consequently, we may have to cease operations, which could result in a total loss of your investment.

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

Purchasing shares in SecureTech is speculative in nature and involves significant risks. Our shares should not be purchased by anyone who cannot afford to lose their entire investment. SecureTech’s business plan and objectives are speculative, and we may not achieve them successfully. Shareholders in SecureTech may be unable to realize a substantial return on their investment or any return whatsoever, potentially losing their entire investment. Therefore, each prospective investor should read this annual report and all of its exhibits carefully and consult with their attorney, business advisor, and/or investment advisor.

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

Risks Related to Doing Business in China

We face certain general risks related to doing business in China.

We are a company incorporated under the laws of the State of Wyoming and to date, AI UltraProd, Inc., our wholly owned subsidiary that is also incorporated in Wyoming, has served as our primary operating business and generated all of our consolidated revenues. However, to support our strategic growth, we have established several wholly owned subsidiaries in the People’s Republic of China (the “PRC”).

The Company does not use any variable interest entity (“VIE”) structure or rely on any contractual arrangements to control its PRC operations or to provide investors with exposure to the economic benefits of its PRC subsidiaries. All of the Company’s interests in its PRC operations are held through direct equity ownership, and the risks associated with VIE structures that are common among certain other U.S.-listed companies with China-based operations do not apply to the Company.

There are certain risks and uncertainties related to doing business in China that include, but are not limited to, the following:

•We face risks related to health epidemics such as the COVID-19 coronavirus outbreak originated in Wuhan city at the end of 2019, and other outbreaks, which could disrupt our operations and adversely affect our business, financial condition and results of operations.

•Under the PRC Enterprise Income Tax Law (discussed in more detail below), we may be classified as a “resident enterprise” of China, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

•There are significant uncertainties under the Enterprise Income Tax Law relating to the withholding tax liabilities of any of subsidiaries organized in the PRC (the “PRC subsidiaries”), and dividends payable by our PRC subsidiaries to our offshore subsidiaries may not qualify for certain treaty benefits.

•The failure to comply with PRC regulations relating to mergers and acquisitions of domestic entities by offshore special purpose vehicles may subject us to severe fines or penalties and create other regulatory uncertainties regarding our corporate structure.

•We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of technology-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

Change in China’s economic, political or social conditions, laws, regulations or governmental policies could have a material adverse effect on our business, financial conditions and results of operations.

We conduct a significant portion of our operations in China through our PRC subsidiaries, Zhejiang Jizhu Technology Co., Ltd. and Jizhu Technology (Huzhou) Co., Ltd., which are engaged in the design, assembly, and commercialization of our industrial 3D-printing robotics systems and related products and services. The Company’s headquarters and principal executive offices are located in Roseville, Minnesota, and strategic management, executive decision-making, contracting and pricing authority, and treasury and cash-management functions are exercised from the United States. Nevertheless, because a substantial portion of our operating activities are conducted through our PRC subsidiaries, our results of operations, financial condition and prospects could be influenced by economic, political and legal developments in China. Economic reforms began in the late 1970s have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised. The economy of China differs from the economies of most developed counties in many respects, including with respect to the amount of government involvement, level of development, growth rate control of foreign exchange, and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government exercises significant control over China’s economic growth through allocation resources and providing preferential treatment to particular industries or companies. The Chinese government also has significant authority to exert influence on the ability of a China-based company, such as us, to conduct its business.

While the PRC economy has experienced significant growth in the past 30 years, growth has been uneven across different regions and among different economic sectors. The Chinese government has implemented measures to encourage economic growth and guide the allocation of the resources. Some of these measures may benefit the overall Chinese economy but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations.

Although the PRC economy has grown significantly in the past decade, that growth may not continue, as evidenced by the slowing of the growth of the PRC economy since 2012. Any adverse changes in economic conditions in China, in the policies of the Chinese government or in the laws and regulations in China could have a material adverse effect on a specific industry including our operating companies in China. Such developments could adversely affect our business and operating results, lead to reduction in demand for our services and adversely affect our competitive position.

The current tension in international trade, particularly with regard to U.S. and China trade policies, may adversely impact our business, financial condition, and results of operations.

Although cross-border business may not be an area of our focus, if we plan to expand our business internationally in the future, any unfavorable government policies on international trade, such as capital controls or tariffs, may affect the demand for our services, impact our competitive position, or prevent us from being able to conduct business in certain countries. If any new tariffs, legislation, or regulations are implemented, or if existing trade agreements are renegotiated, such changes could adversely affect our business, financial condition, and results of operations. Recently, there have been heightened tensions in international economic relations, such as the one between the United States and China, but also as a result of the war in Ukraine and sanctions on Russia. The U.S. government has recently imposed, and has recently proposed to impose additional, new, or higher tariffs on certain products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new, or higher tariffs on certain products imported from the United States. Following mutual retaliatory actions for months, on January 15, 2020, the United States and China entered into the Economic and Trade Agreement Between the United States of America and the People’s Republic of China as a phase one trade deal, effective on February 14, 2020.

Although the direct impact of the current international trade tension, and any escalation of such tension, on the industries in which we operate is uncertain, the negative impact on general, economic, political and social conditions may have the effect of restricting our ability to transact or otherwise do business with entities within or outside of China and may cause investors to lose confidence in Chinese companies and counterparties, including us. If we were unable to conduct our business as it is currently conducted as a result of such regulatory changes, our business, financial condition and results of operations.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the interpretation and enforcement of laws, and sudden or unexpected changes of PRC laws and regulations with little advance notice could adversely affect us and limit the legal protections available to you and us, and the Chinese government may exert more oversight and control over offerings that are conducted overseas, which changes could materially hinder our ability to offer or continue to offer our securities, and cause the value of our securities to significantly decline or become worthless.

Certain of our operating subsidiaries are incorporated under and governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in China, our operations are principally governed by PRC laws and regulations. However, since the PRC legal system continues to evolve rapidly, rules and regulations in China can change quickly with little advance notice. The interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws and regulations involve uncertainties, which may limit legal protections available to us. Uncertainties due to evolving laws and regulations could also impede the ability of a China-based company like us, to obtain or maintain permits or licenses required to conduct business in China. In the absence of required permits or licenses, governmental authorities could impose material sanctions or penalties on us. In addition, some regulatory requirements issued by certain Chinese government authorities may not be consistently applied by other Chinese government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate or predict the outcome of administrative and court proceedings and the level of legal protection available to you and us than in more developed legal systems.

In addition, the PRC legal system is a law system based on written statutes. Unlike the common law system, prior court decisions in the PRC may be cited for reference but have limited precedential value.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could materially and adversely affect our business and impede our ability to continue our operations.

On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which became effective on March 31, 2023. According to the Trial Measures, among other requirements, any domestic companies that seek to offer or list securities overseas, including those indirect overseas offering and listing which meet certain conditions, should fulfil the filing procedures with the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing. However, since the Trial Measures were newly promulgated, the interpretation, application and enforcement of Trial Measures remain unclear. However, as the Trial Measures were newly published, there are substantial uncertainties as to the implementation and interpretation, and how they will affect any future financing or other capital raising activities. If the filing procedure with the CSRC under the Trial Measures is required for any future offerings or any other capital raising activities, it is uncertain whether it would be possible for us to complete the filing, or how long it will take us to do so. Any failure by us to comply with such filing requirements under the Trial Measures may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or to continue to offer our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could materially and adversely hinder our ability to offer or continue to offer our securities, and cause the value of our securities to significantly decline or become worthless.

The Chinese government has substantial oversight and influence over the manner in which we must conduct our business and may intervene or influence our operations at any time, which actions could impact our operations materially and adversely, and significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

The Chinese government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations at any time as the government deems appropriate to further regulatory, political and societal goals. For instance, the Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries. The Chinese government has exercised, and continues to exercise, substantial control over virtually every sector of the Chinese economy through regulation and state ownership, which could materially and adversely impact the results of our operations and future prospects.

Our ability to operate in the PRC may be further harmed by changes in its laws and regulations. The central or local governments of the PRC may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. We cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition, results of operations and the value of our common stock.

Our business is also subject to various government and regulatory interference. We could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, which could result in further material changes in our operations and adversely impact the value of our securities.

The recent joint statement by the SEC and PCAOB, proposed rule changes submitted by Nasdaq, and the HFCA Act all call for additional and more stringent criteria to be applied to emerging market companies, including companies based in China, upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the HFCA Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. On December 2, 2020, the U.S. House of Representatives approved the HFCA Act. On December 18, 2020, the HFCA Act was signed into law. On March 28, 2021, the SEC issued interim measures implementing the HFCA Act which became effective on May 5, 2021. On December 2, 2021, the SEC adopted final amendments implementing congressionally mandated submission and disclosure requirements of the HFCA Act, which went into effect on January 10, 2022. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “HFCA Act”). The bill, if enacted, would shorten the three-consecutive-year compliance period under the HFCA Act to two consecutive years. On December 29, 2022, the Accelerating HFCA Act was signed into law, which amended the HFCA Act by requiring the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. Our auditor, Marcum Asia CPAs LLP (“Marcum Asia”), which is based in New York, is currently subject to inspection by the PCAOB on a regular basis. As a result, the time period before our shares of common stock may be prohibited from trading or delisted was reduced. Our Board of Directors engaged Marcum Asia to be our independent registered public accounting firm, to review our consolidated financial statements for the quarterly periods ended June 30, 2026 and ending September 30, 2026, and to audit our consolidated financial statements for the fiscal year ending December 31, 2026.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the PRC Ministry of Finance, which was only the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. Law. On December 15, 2022, the PCAOB determined that it was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and vacated its previous determinations to the contrary. On February 24, 2023, the CSRC, the Ministry of Finance, the State Secrecy Administration, and the State Archives Bureau jointly issued the Provisions on Strengthening Confidentiality and Archives Administration in Respect of Overseas Issuance and Listing of Securities by Domestic Enterprises, or the Provisions, which aim to standardize confidentiality and archives administration in respect of direct or indirect overseas issuance of securities by domestic enterprises of the PRC and came into effect on March 31, 2023. The Provisions provide the following requirements: (a) working papers formed within the territory of China by the securities firms and securities service agencies that provide corresponding services for the overseas issuance and listing of domestic enterprises shall be stored within the territory of China. Those that need to transmit working papers outbound shall go through examination and approval formalities in accordance with the relevant provisions of the State, and (b) the relevant domestic enterprise, securities firms and securities service agencies shall obtain the consent of the CSRC or the relevant administrative authorities prior to cooperating in the inspection or investigation carried out by the overseas securities regulator or relevant administrative authorities or providing documents and materials for cooperating in the inspection or investigation. The Provisions further provide that, where the overseas securities regulator and the relevant competent authorities request to conduct inspection or investigation to collect evidence from a domestic enterprise and the domestic securities firms and securities service agencies providing corresponding services regarding the overseas offering and listing activities of the domestic enterprise, the inspection or investigation shall be carried out under the cross-border regulatory cooperation mechanism, and the CSRC or the relevant authorities shall provide the requisite assistance pursuant to the bilateral and multilateral cooperation mechanism. Given that the Statement of Protocol and the Provisions have just been issued and that official guidance and related implementation rules of the Provisions have not been issued and the Provisions may be subject to further clarifications during subsequent implementation, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB may consider the need to issue a new determination. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB may consider the need to issue a new determination.

Our auditor, Marcum Asia CPAs LLP, the independent registered public accounting firm that will issue the audit report for our fiscal year ending December 31, 2026, as an auditor of companies that are traded publicly in the U.S. and a firm registered with the PCAOB, is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess our auditor’s compliance with the applicable professional standards. Our auditor is headquartered in New York, New York, and has been inspected by the PCAOB on a regular basis. Therefore, it is not subject to the determinations announced by the PCAOB on December 16, 2021, as it is not on the list published by the PCAOB. However, in the event the PRC authorities would further strengthen regulations over auditing work of Chinese companies listed on the U.S. stock exchanges, which would prohibit our current auditor to perform work in China, then we would need to change our auditor and the audit workpapers prepared by our new auditor may not be inspected by the PCAOB without the approval of the PRC authorities, in which case the PCAOB may not be able to fully evaluate the audit or the auditors’ quality control procedures. Furthermore, due to the recent developments in connection with the implementation of the HFCA Act, we cannot assure you whether the SEC, Nasdaq or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the Accelerating HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two consecutive years, may result in our delisting in the future if the PCAOB is unable to inspect our accounting firm at such future time.

As of April 12, 2022, 23 China-based companies have been identified by SEC and were given 15 business days to submit opinion. The identification occurred after these companies have filed their annual reports to the SEC and subsequently, share prices of them plunged. As such, it is possible that we will be identified by SEC and the value of our shares of common stock may be materially adversely affected.

The approval, filing, or other procedures of the CSRC or other Chinese government authorities may be required in connection with our future offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.

Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies on September 8, 2006 and amended on June 22, 2009, require that offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for overseas listing purposes through acquisitions of PRC domestic interest held by such PRC companies or individuals, to obtain the approval of CSRC prior to publicly listing their securities on an overseas stock exchange. Based on our understanding of the current PRC laws and regulations, as the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings such as this offering contemplated by us are subject to the M&A Rules, we do not expect that this offering will trigger MOFCOM pre-notification under the above-mentioned circumstances or any review by other PRC government authorities under the M&A Rules. However, the interpretation and application of the regulations remain unclear. If the CSRC approval under the M&A Rules is required, it is uncertain whether we can or how long it will take us to obtain the approval and, even if we obtain such CSRC approval in due course, the approval could be rescinded. Any failure to obtain or delay in obtaining the CSRC approval for any of our offshore offerings, or a rescission of such approval if obtained, would subject us to sanctions imposed by the CSRC or other PRC regulatory authorities, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations.

On July 6, 2021, the relevant Chinese government authorities issued Opinions on Strictly Cracking Down Illegal Securities Activities in Accordance with the Law. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take effective measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies.

On February 17, 2023, the CSRC promulgated the Trial Measures and five supporting guidelines, which became effective on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfil the filing procedures with the CSRC; if a domestic company fails to complete the filing procedure, such domestic company may be subject to administrative penalties; (2) if the issuer meets both of the following conditions, the overseas offering and listing shall be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited combined financial statements for the same period; (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China; and (3) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application, and subsequent securities offerings of a domestic company in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within three business days after the offering is completed.

On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; and (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements.

Even though we have currently evaluated the Company’s status under the Trial Measures and believe, based on our analysis, that it does not constitute a PRC domestic company conducting a direct or indirect overseas offering and listing, and accordingly that CSRC filing is not required in connection with the listing of its securities on a U.S. stock exchange, we will seek advice from PRC legal counsel to determine whether we will be required to file with the CSRC in accordance with the Trial Measures with respect to any future offerings and whether we must complete the filing before the completion of any future overseas offering. In accordance with the CSRC notification, we are required to report the offering and listing status to the CSRC within 15 business days from our completion of certain of our offerings. If we fail to complete such offering within 12 months from the issuance date of notification, and the offering is still under progress, we are required to update the filing materials with the CSRC. If the filing procedure with the CSRC under the Trial Measures is required for any future offerings or any other capital raising activities, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. Any failure by us to comply with such filing requirements under the Trial Measures may result in an order to rectify, warnings and fines against us and could materially hinder our ability to offer or to continue to offer our securities.

On February 24, 2023, the CSRC, Ministry of Finance of the PRC, National Administration of State Secrets Protection and National Archives Administration of China promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies, or the Archives Rules, which took effect on March 31, 2023. Pursuant to the Archives Rules, domestic companies that seek for overseas offering and listing shall strictly abide by applicable laws and regulations of the PRC and the Archives Rules, enhance legal awareness of keeping state secrets and strengthening archives administration, institute a sound confidentiality and archives administration system, and take necessary measures to fulfill confidentiality and archives administration obligations. Such domestic companies shall not leak any state secret and working secret of government agencies, or harm national security and public interest. Furthermore, a domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals or entities including securities companies, securities service providers and overseas regulators, any document and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. Moreover, a domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant individuals and entities including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. The Archives Rules also stipulate that a domestic company that provides accounting archives or copies of accounting archives to any entities including securities companies, securities service providers and overseas regulators and individuals shall fulfill due procedures in compliance with applicable national regulations. As we do not plan to leak any state secret and working secret of government agencies, or harm national security or public interest in connection with provision of documents, materials and accounting archives, we believe we may not be required to obtain relevant approval or file with the secrecy administrative department in accordance with the Archives Rules with respect to the offering. However, as the Archives Rules was newly published, there are substantial uncertainties as to the implementation and interpretation, and if we are required to perform additional procedures in connection with the provision of accounting archives or other documents, we cannot assure you that we will be able to fulfill such procedures in a timely manner, or even at all. Any failure by us to comply with the Archives Rules may materially adversely affect our ability to offer securities to investors.

In addition, we cannot assure you that any new rules or regulations promulgated in the future will not impose additional requirements on us. Any failure to obtain or delay in obtaining such approval or completing such filing procedures for our offshore offerings, or a rescission of any such approval or filing if obtained by us, would subject us to sanctions by the PRC regulatory authorities for failure to seek approval or filing or other government authorization for our offshore offerings. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from our offshore offerings into China or take other actions that could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the trading price of our listed securities. The PRC regulatory authorities also may take actions requiring us, or making it advisable for us, to halt our offshore offerings before settlement and delivery of the shares offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. Any uncertainties or negative publicity regarding such requirement could materially and adversely affect our business, prospects, financial condition, reputation, and the trading price of our listed securities.

We may be subject to restrictions on the payment of dividends and the repatriation of capital from our PRC subsidiaries, which could limit our ability to receive funds from our China-based operations.

We are a Wyoming holding company with no material operations of our own. We conduct substantially all of our operating activities through our PRC subsidiaries, Zhejiang Jizhu Technology Co., Ltd. and Jizhu Technology (Huzhou) Co., Ltd. As a result, our ability to pay dividends to our stockholders and to fund any obligations we may have outside of China depends upon dividends and other distributions paid to us by our PRC subsidiaries.

Under PRC law, our PRC subsidiaries may pay dividends only out of their accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profits each year to fund a statutory reserve fund until such reserve fund reaches 50% of its registered capital. These statutory reserves are not distributable as cash dividends. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing their debt may restrict their ability to pay dividends or make other distributions to us.

The transfer of funds between our Company and our PRC subsidiaries is also subject to PRC regulations administered by the State Administration of Foreign Exchange ("SAFE"). Current PRC regulations permit our PRC subsidiaries to pay dividends in foreign currency to us without prior SAFE approval, provided that certain procedural requirements are satisfied, including registration with the local SAFE branch. However, the PRC government may at its discretion restrict access to foreign currencies for current account or capital account transactions in the future. If our PRC subsidiaries are unable to satisfy the applicable foreign exchange regulatory requirements or obtain necessary SAFE approvals for the conversion of RMB into foreign currencies, our ability to receive dividends and other distributions from our PRC subsidiaries and to fund our operations outside of China could be materially and adversely affected.

Furthermore, under the PRC Enterprise Income Tax Law and its implementation rules, dividends paid by our PRC subsidiaries to our Hong Kong subsidiary are subject to a 10% withholding tax, which may be reduced to 5% if the Hong Kong subsidiary qualifies for benefits under the Double Tax Avoidance Arrangement between the Mainland of China and Hong Kong, subject to the approval of the relevant PRC tax authority. Any such tax obligations would reduce the amount of funds available to us.

As of the date of this annual report, our PRC subsidiaries have not made any dividends or distributions to us or to our offshore subsidiaries, and we have not made any dividends or distributions to our stockholders. There can be no assurance that the PRC government will not intervene in or impose additional restrictions on the ability of our PRC subsidiaries to transfer cash or assets to us in the future. Any limitation on the ability of our PRC subsidiaries to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions, pay dividends, or otherwise fund and conduct our business.

We may become subject to a variety of laws and regulations regarding cybersecurity and data protection, and any failure to comply with applicable laws and regulations, including improper use or appropriation of personal information provided directly or indirectly by our customers or end customers, could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection with emphasis of personal information and privacy protection. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, there are numerous laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal information and other customer data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions.

The integrity and protection of our customers, employees and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep this personal information strictly confidential and to take adequate security measures to safeguard such information.

PRC regulators, including the CAC, the MIIT, and the Ministry of Public Security, have been increasingly focused on regulation in areas of data security and data protection. The PRC regulatory requirements regarding cybersecurity are constantly evolving. For instance, various PRC regulatory bodies, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation (the “SAMR”), have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In addition, certain internet platforms in mainland China have reportedly been subject to heightened regulatory scrutiny in relation to cybersecurity matters.

On December 28, 2021, the Chinese government promulgated amended Cybersecurity Review Measures (the “2022 Cybersecurity Review Measures”), which came into effect on February 15, 2022. According to the 2022 Cybersecurity Review Measures, (i) critical information infrastructure operators that purchase network products and services and internet platform operators that conduct data processing activities shall be subject to cybersecurity review in accordance with the 2022 Cybersecurity Review Measures if such activities affect or may affect national security; and (ii) internet platform operators holding personal information of more than one million customers and seeking to have their securities list on a stock exchange in a foreign country shall file for cybersecurity review with the Cybersecurity Review Office. As of the date of this annual report, neither we nor any of our PRC subsidiaries has been informed by any Chinese governmental authority that we or any of our PRC subsidiaries is a “critical information infrastructure operator.” We believe that neither we nor any of our PRC subsidiaries qualifies as a critical information infrastructure operator. As of the date of this annual report, as an internet platform operator, we have not conducted any data processing activities that affected or may affect national security, nor do we hold personal information of more than one million customers.

On November 14, 2021, the CAC released the draft Administrative Regulation on Network Data Security for public comments through December 13, 2021 (the “Draft Regulation on Network Data Security”). Under the Draft Regulation on Network Data Security, (i) data processors, i.e., individuals and organizations who can decide on the purpose and method of their data processing activities at their own discretion, that process personal information of more than one million individuals shall apply for cybersecurity review before listing in a foreign country; (ii) foreign-listed data processors shall carry out annual data security evaluation and submit the evaluation report to the municipal cyberspace administration authority; and (iii) where the data processor undergoes merger, reorganization and subdivision that involves important data and personal information of more than one million individuals, the recipient of the data shall report the transaction to the in-charge authority at the municipal level.

As of the date of this annual report, neither we nor any of our PRC subsidiaries has been required by any Chinese governmental authority to apply for cybersecurity review, nor have we or any of our PRC subsidiaries received any inquiry, notice, warning, sanction in such respect or been denied permission from any PRC regulatory authority to list on U.S. exchanges. As of the date of this annual report, based on the facts that (i) we possess personal information of less than 1 million users in the PRC, and do not qualify as a critical information infrastructure operator or possess any core data or important data of the PRC or any information, which affects or may affect national security of the PRC; and (ii) we have not been informed by any governmental authority of mainland China of any requirement to file for a cybersecurity review, we believe that neither we nor any of our PRC subsidiaries is subject to the cybersecurity review with respect to the offering of our securities or the business operations of our PRC subsidiaries by the CAC under the 2022 Cybersecurity Review Measures. However, there are substantial uncertainties as to how the 2022 Cybersecurity Review Measures will be interpreted or implemented in the future.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we or our PRC subsidiaries will be able to comply with such regulations in all respects, and we or our PRC subsidiaries may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. In addition, while our PRC subsidiaries take various measures to comply with all applicable data privacy and protection laws and regulations, there is no guarantee that our current security measures, operation and those of our third-party service providers may always be adequate for the protection of our customers, employee or company data against security breaches, cyberattacks or other unauthorized access, which could result in loss or misuse of such data, interruptions to our service system, diminished customer experience, loss of customer confidence and trust and impairment of our technology infrastructure and harm our reputation and business, resulting in fines, penalties and potential lawsuits.

As of the date of this annual report, our Hong Kong subsidiary has not collected, stored, or managed any personal data and remains as a shareholding vehicle which does not conduct any actual business operation in Hong Kong. Therefore, we concluded that currently we do not expect that laws and regulations in mainland China on data security, data protection, or cybersecurity to be applied to our Hong Kong subsidiary or that the oversight of the CAC will be extended to its operations outside of mainland China. In Hong Kong, the Personal Data (Privacy) Ordinance (Chapter 486, Laws of Hong Kong), or the PDPO, applies to data users who control the collection, holding, processing or use of personal data in Hong Kong. These data users shall not do any act, or engage in a practice, that contravenes any of the data protection principles, or DPP, set out in Schedule 1 to the PDPO. DPP set out that (1) personal data must be collected in a lawful and fair way, for a purpose directly related to a function or activity of the data user. Data subjects must be notified of the purpose for which the data is to be used for and the classes of persons to whom the data may be transferred. Data collected should be adequate but not excessive; (2) personal data must be accurate and should not be kept for a period longer than necessary for the fulfilment of the purpose for which the data is or is to be used; (3) personal data must be used for the purpose for which the data is collected or for a directly related purpose unless voluntary and explicit consent with a new purpose is obtained from the data subject; (4) a data user shall take practicable steps to safeguard any personal data held against unauthorized or accidental access, processing, erasure, loss or use; (5) a data user shall take practicable steps to ensure that its policies and practices in relation to personal data, the kind of personal data it holds and the main purposes for which the personal data is or is to be used for are made known to the public; and (6) a data shall be entitled to request access to personal data and must be allowed to correct the personal data if it is inaccurate. PDPO or DPP have minimal impact, if not none, to us currently given that we do not collect, hold, process or use personal data in Hong Kong. In case our future business operations involve these activities, our Hong Kong subsidiary will be subject to the general requirements under the PDPO including the need to obtain the prescribed consent of the data subject and to take all practicable steps to protect the personal data held by data users against unauthorized or accidental access, loss or use. Breaches of the PDPO may lead to a variety of civil and criminal sanctions including fines. In addition, data subjects have a right to bring proceedings in court to seek compensation for damage. Our Hong Kong subsidiary has not received any notice, warning, sanction, or any regulatory objection for any breach of data security laws and regulations in Hong Kong. However, we cannot guarantee that we are, or will be, in compliance with all applicable international regulations as they are enforced now or as they evolve.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this annual report based on foreign laws.

It may be difficult for you to effect service of process upon us or our management named in this annual report inside mainland China. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any U.S. state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law and other applicable laws, regulations and interpretations based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S. Furthermore, class action lawsuits, which are available in the U.S. for investors to seek remedies, are generally uncommon in China.

It may be difficult for overseas shareholders and/or regulators to conduct investigations or collect evidence within Hong Kong.

We have a wholly owned subsidiary incorporated under the laws of Hong Kong. The Securities and Futures Commission of Hong Kong (“SFC”) is a signatory to the International Organization of Securities Commissions Multilateral Memorandum of Understanding (“MMOU”), which provides for mutual investigatory and other assistance and exchange of information between securities regulators around the world, including the SEC. This is also reflected in section 186 of the Securities and Futures Ordinance (“SFO”) which empowers the SFC to exercise its investigatory powers to obtain information and documents requested by non-Hong Kong regulators, and section 378 of the SFO which allows the SFC to share confidential information and documents in its possession with such regulators. However, there is no assurance that such cooperation will materialize, or if it does, whether it will adequately address any efforts to investigate or collect evidence to the extent that may be sought by the U.S. regulators.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may subject us to penalties or liabilities.

The PRC Labor Contract Law, which was enacted in 2008 and amended in 2012, introduced specific provisions related to fixed-term employment contracts, part-time employment, probationary periods, consultation with labor unions and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining to enhance previous PRC labor laws. Under the Labor Contract Law, an employer is obligated to sign a non-fixed term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract, with certain exceptions, must have non-fixed term. With certain exceptions, an employer must pay severance to an employee where a labor contract is terminated or expires. In addition, the Chinese governmental authorities have continued to introduce various new labor-related regulations since the effectiveness of the Labor Contract Law.

These laws and regulations designed to enhance labor protection tend to increase our labor costs. In addition, as the interpretation and implementation of these regulations are still evolving, our employment practices may not be at all times deemed in compliance with the regulations. As a result, we could be subject to penalties or incur significant liabilities in connection with labor disputes or investigations.

You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of our common stock.

Under the Enterprise Income Tax Law and its implementation rules, PRC withholding tax at a rate of 10% is generally applicable to dividends from PRC sources paid to investors that are resident enterprises outside of China and that do not have an establishment or place of business in China, or that have an establishment or place of business in China if the income is not effectively connected with the establishment or place of business. Any gain realized on the transfer of shares by such investors is subject to 10% PRC income tax if the gain is regarded as income derived from sources within China. Under the PRC Individual Income Tax Law and its implementation rules, dividends regarded as income derived from sources within China and paid to foreign individual investors who are not PRC residents are generally subject to a PRC withholding tax at a rate of 20% and gains from PRC sources realized by these investors on the transfer of shares are generally subject to 20% PRC income tax. Any such PRC tax liability may be reduced by the provisions of an applicable tax treaty. Substantially all of our consolidated revenue is currently derived from our PRC subsidiaries, and we expect that a significant portion of our business operations will continue to be conducted in China for the foreseeable future. It is unclear whether the dividends we pay, if any, with respect to our common stock, or the gains realized from the transfer of our common stock, would be treated as income derived from sources within China and as a result be subject to PRC income tax if we are considered a PRC resident enterprise. If PRC income tax is imposed on gains realized through the transfer of our common stock or on dividends paid to our non-resident investors, the value of your investment in our common stock may be materially and adversely affected. Furthermore, our shareholders whose jurisdictions of residence have tax treaties or arrangements with China may not qualify for benefits under these tax treaties or arrangements.

In addition, pursuant to the Double Tax Avoidance Arrangement between the Mainland of China and the Hong Kong and China, if a Hong Kong resident enterprise owns more than 25% of the equity interest of a PRC company at all times during the twelve-month period immediately prior to obtaining a dividend from such company, the 10% withholding tax on the dividend is reduced to 5%, provided that certain other conditions and requirements are satisfied at the discretion of the PRC tax authority. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, issued in 2009 by the State Administration of Taxation, if the PRC tax authorities determine, at their discretion, that a company benefits from the reduced income tax rate due to a structure or arrangement that is primarily tax-driven, the PRC tax authorities may adjust the preferential tax treatment. If our Hong Kong subsidiary were determined by Chinese government authorities as receiving benefits from reduced income tax rates due to a structure or arrangement that is primarily tax-driven, the dividends paid by our PRC subsidiaries to our Hong Kong subsidiary will be taxed at a higher rate, which will have a material adverse effect on our financial performance.

There are some political risks associated with conducting business in Hong Kong.

We have one subsidiary in Hong Kong, Aiultraprod Group Limited. Accordingly, its business operations and financial conditions will be affected by the political and legal developments in Hong Kong. Any adverse economic, social and/or political conditions, material social unrest, strike, riot, civil disturbance or disobedience, as well as significant natural disasters, may affect the market and may adversely affect the business operations of our Hong Kong subsidiary. Hong Kong is a special administrative region of the PRC and the basic policies of the PRC regarding Hong Kong are reflected in the Basic Law, namely, Hong Kong’s constitutional document, which provides Hong Kong with a high degree of autonomy and executive, legislative and independent judicial powers, including that of final adjudication under the principle of “one country, two systems”. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. Any change of such political arrangements may pose an immediate threat to the stability of the economy in Hong Kong, thereby directly and adversely affecting our results of operations and financial positions.

The Hong Kong protests that began in 2019 were triggered by the introduction of the Fugitive Offenders amendment bill by the Hong Kong government. If enacted, the bill would have allowed the extradition of criminal fugitives who are wanted in territories with which Hong Kong does not currently have extradition agreements, including mainland China. This led to concerns that the bill would subject Hong Kong residents and visitors to the jurisdiction and legal system of mainland China, thereby undermining the region’s autonomy and people’s civil liberties. Various sectors of the Hong Kong economy have been adversely affected as the protests turned increasingly violent. Most notably, the airline, retail, and real estate sectors have seen their sales decline.

Under the Basic Law of the Hong Kong Special Administrative Region of the People’s Republic of China, Hong Kong is exclusively in charge of its internal affairs and external relations, while the government of the PRC is responsible for its foreign affairs and defense. As a separate customs territory, Hong Kong maintains and develops relations with foreign states and regions. Based on certain recent development including the Law of the People’s Republic of China on Safeguarding National Security in the Hong Kong Special Administrative Region issued by the Standing Committee of the PRC National People’s Congress in June 2020, the U.S. State Department has indicated that the United States no longer considers Hong Kong to have significant autonomy from China and President Trump signed an executive order and Hong Kong Autonomy Act, or HKAA, to remove Hong Kong’s preferential trade status and to authorize the U.S. administration to impose blocking sanctions against individuals and entities who are determined to have materially contributed to the erosion of Hong Kong’s autonomy. The United States may impose the same tariffs and other trade restrictions on exports from Hong Kong that it places on goods from mainland China. These and other recent actions may represent an escalation in political and trade tensions involving the U.S., China and Hong Kong, which could potentially harm our business.

Our revenue is susceptible to the ongoing incidents or factors which affect the stability of the social, economic and political conditions in Hong Kong. Any drastic events may adversely affect our Hong Kong subsidiary’s business operations. Such adverse events may include changes in economic conditions and regulatory environment, social and/or political conditions, civil disturbance or disobedience, as well as significant natural disasters. Given the relatively small geographical size of Hong

Kong, any of such incidents may have a widespread effect on our Hong Kong subsidiary’s business operations, which could in turn adversely and materially affect our business, results of operations and financial condition. It is difficult to predict the full impact of the HKAA on Hong Kong and companies with operations in Hong Kong like us. Furthermore, legislative or administrative actions in respect of China-U.S. relations could cause investor uncertainty for affected issuers, including us, and the market price of our ordinary shares could be adversely affected.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto. This section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Amendment. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of the risks and uncertainties that could cause actual results to differ from those described in these forward-looking statements, you should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

Recent Accounting Pronouncements

Effective January 1, 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. Adoption did not affect SecureTech’s consolidated financial position, results of operations or cash flows, and resulted solely in expanded income tax disclosures, which are presented in Note 13 — Income Taxes to the consolidated financial statements. SecureTech also adopted ASU No. 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements, effective January 1, 2025, which did not have a material impact. Other accounting pronouncements recently issued but not yet effective are described in Note 1 — Summary of Significant Accounting Policies, and SecureTech does not expect them to have a material impact on its financial position, results of operations or cash flows upon adoption.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred negative cash flows from operating activities over the past two years and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphases of Matter

Amendment No. 2 to the Annual Report on Form 10-K/A of SecureTech Innovations, Inc. for the fiscal year ended December 31, 2025 (this “Amendment”);

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

Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company had a going concern due to continual losses from operations and an accumulated deficit.

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

/s/ Gary Cheng CPA Limited

Gary Cheng CPA Limited

We have served as the Company’s auditor since 2025.

Hong Kong

March 24, 2026, except for the effects of the restatement discussed in Note 2, 4, 6, 13 and 16 to the consolidated financial statements, as to which the date is September 23, 2026

Table of ContentsIndex to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered net losses from operations and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

55

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

ASSETS

	Note	December 31, 2025 (Restated – See Note 2)	December 31, 2024
Current assets:
Cash and equivalents		$233,825	$—
Accounts receivable, net	6	1,933,221	—
Amounts due from related parties	11	24,098	—
Inventories	5	1,946,203	—
Prepayments and other current assets	12	3,383,422	1,114
Total current assets		$7,520,769	$1,114

Non-current assets:
Equipment, net	1	$312,229	$2,503
Operating lease right-of-use, net		291,444	—
Intangible assets, patents		3,485,120	—
Goodwill	4	6,278,366	—
Accounts receivable, net of non-current portion	6	1,185,097
Deferred tax asset	13	117,177	—
Total non-current assets		$11,669,433	$2,503

Total assets:		$19,190,202	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	Note	December 31, 2025 (Restated – See Note 2)	December 31, 2024
Current liabilities:
Accounts payable		$1,483,093	$14,205
Accounts payable, related parties		63,113	50,978
Accrued payroll, related parties	11	59,498	322,448
Amounts due to related parties		4,581	—
Contract liabilities	7	164,336	—
Notes payable		551,822	—
Notes payable, related parties		192,464	39,611
Operating lease liabilities, current portion		99,298
Short-term borrowings	6	2,499,607	—
Accrued expenses and other current liabilities		1,254,422	16,417
Total current liabilities		$6,372,234	$443,659

Non-current liabilities:
Operating lease liabilities, net of current portion		$194,720	$—
Deferred tax liabilities		548,190	—
Total non-current liabilities		$742,910	$—

Total liabilities:		$7,115,144	$443,659

Mezzanine equity:
Redeemable non-controlling interest	16	$738,303	$—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized; 18,295 and 13,400 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		18	13
Common stock, $0.001 par value, 500,000,000 shares authorized; 31,377,368 and 78,086,881 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively		31,377	78,087
Contingent consideration	9	1,652,910	—
Additional paid in capital		10,442,707	1,196,426
Accumulated deficit		(1,601,791)	(1,714,568)
Accumulated other comprehensive loss		76,892	—

Total equity attributable to:
SecureTech shareholders		$10,602,113	$(440,042)
Non-controlling interests		734,642	—
Total stockholders’ equity (deficit)		$11,336,755	$(440,042)

Total liabilities and stockholders’ equity		$19,190,202	$3,617

The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025 (Restated – See Note 2)	2024
Revenues:
Sales of goods	$6,793,538	$14,235
Service revenue	927,219	—
Total revenues	7,720,757	14,235

Cost of revenues	5,818,498	3,421
Gross profit	$1,902,259	$10,814

Operating expenses:
General and administrative	$1,366,109	$414,400
Selling and marketing expenses	20,569	—
Research and development	280,261	—
Total operating expenses	$1,666,939	$414,400

Income (loss) from operations	$235,320	$(403,586)

Other income (expenses):
Change in fair value of notes payable	$(4,304)	$—
Interest income	76	—
Interest expense	(77,489)	(5,854)
Government grants	429	—
Others, net	(68,324)	—
Total other income (expenses)	$(149,612)	$(5,854)

Income (loss) before income taxes	$85,708	$(409,440)

Provision for income taxes	$(117,590)	$—

Net profit (loss) before allocation to non-controlling interests	$203,298	$(409,440)

Less: Net profit attributable to redeemable non-controlling interests	$23,889	$—
Less: Net profit attributable to non-controlling interests	$66,632	$—

Net profit (loss) attributable to SecureTech shareholders	$112,777	$(409,440)

Earnings (loss) per share:
Basic	$0.00 *	$(0.01)
Diluted	$0.00 *	$(0.01)

Weighted average common shares outstanding:
Basic	40,010,980	78,148,402
Diluted	222,960,980	78,148,402

* Less than US$0.005The accompanying notes to the financial statements are an integral part of these statements.

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025 (Restated – See Note 2)	2024
Net profit (loss)	$203,298	$(409,440)

Other comprehensive income (loss):
Foreign currency translation adjustment	$76,892	$—
Total other comprehensive income (loss)	$76,892	$—

Total comprehensive income (loss) before allocation to non-controlling interests	$280,190	$(409,440)

Less: Total comprehensive income attributable to redeemable non-controlling interests	$23,889	$—
Less: Total comprehensive income attributable to non-controlling interests	$66,632	$—

Total comprehensive income (loss) attributable to SecureTech shareholders	$189,669	$(409,440)

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

Table of ContentsIndex to Financial Statements

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from December 31, 2023 to December 31, 2025

(CONTINUED)

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	Series A Preferred Stock		Common Stock		Additional Paid In	Contingent	Accumulated	Other Comprehensive	SecureTech	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Consideration	Deficit	Gain (Loss)	Shareholders	Interests	Total
Balance as of December 31, 2024	13,400	$13	78,086,881	$78,087	$1,196,426	—	($1,714,568)	—	($440,042)	—	$(440,042)
Issuance of common stock for settlement of accrued payroll expenses	—	—	322,448	322	322,126	—	—	—	322,448	—	322,448
Issuance of common shares to consultants	—	—	65,539	65	261,742	—	—	—	261,807	—	261,807
Issuance of common shares for cash	—	—	2,500	3	4,997	—	—	—	5,000	—	5,000
Issuance of preferred shares for acquisition	185	—	—	—	8,565,500	1,652,910	—	—	10,218,410	719,376	10,937,786
Share exchange	500	1	(5,000,000)	(5,000)	4,999	—	—	—	—	—	—
Share exchange, related parties	4,210	4	(42,100,000)	(42,100)	42,096	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	76,892	76,892		76,892
Imputed interest	—	—	—	—	5,152	—	—	—	5,152	—	5,152
Acquisition of non-controlling interest	—	—	—	—	37,497	—	—	—	37,497	(51,366)	(13,869)
Accretions of redeemable NCI to redemption value	—	—	—	—	2,172	—	—	—	2,172	—	2,172
Net gain (loss)	—	—	—	—	—	—	112,777	—	112,777	66,632	179,409
Balance as of December 31, 2025(Restated- See Note 2)	18,295	$18	31,377,368	$31,377	$10,442,707	$1,652,910	($1,601,791)	$76,892	$10,602,113	$734,642	$11,336,755

The accompanying notes to the consolidated financial statements are an integral part of these statements.

SECURETECH INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. Dollars, except for number of shares or otherwise noted)

	For the fiscal years ended December 31,
	2025 (Restated – See Note 2)	2024
Cash flows from operating activities:
Net profit (loss)	$203,298	$(409,440)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation of property and equipment	42,765	983
Amortization of intangible assets	183,427	—
Loss on disposal of equipment	80,835	—
Imputed and amortized interest	9,172	2,212
Loss on issuance of notes payable	46,139	—
Change in fair value of notes payable	4,304	—
Stock-based compensation expense	261,807	51,057
Amortization of operating lease right-of-use assets	45,481	—
Deferred income taxes	(117,590)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,406,366)	—
(Increase) decrease in inventories	(690,206)	13,656
Decrease in amounts due from related parties	45,802	—
increase in prepayments and other current assets	(466,164)	(26)
Increase in operating lease right-of-use assets, net	27,803	—
Increase in accounts receivable, net of current portion	(746,813)	—
Increase in accounts payable	620,596	8,326
Increase in accounts payable, related parties	12,135	60,978
Decrease in contract liabilities	(192,787)	—
Decrease in other payables, related party	(49,043)	—
Decrease in operating lease liabilities	(66,138)	—
Increase in accrued expenses and other current liabilities	1,228,972	211,656

Net cash used in operating activities	(922,571)	(60,598)

Cash flows from investing activities:
Acquisition of equipment	$(228,907)	$—
Cash acquired from the acquisition of subsidiaries	364,311	—
Net cash provided by investing activities	$135,404	$—

Cash flows from financing activities:
Issuance of common shares for cash	$5,000	$15,000
Proceeds from notes payable	606,400	39,611
Proceeds from short-term borrowings	1,126,588	—
Payments on short-term borrowings	(792,209)	—
Net cash provided by financing activities	$945,779	$54,611

Net increase (decrease) in cash	158,612	(5,987)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies. The Company adopts each pronouncement as of its specified effective date. Unless otherwise described below, the Company does not expect pronouncements that have been issued but are not yet effective to have a material impact on its consolidated financial position, results of operations or cash flows upon adoption.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements of ASU 2023-07 apply to all public entities, including those with a single reportable segment. The Company adopted ASU 2023-07 effective January 1, 2024 on a retrospective basis. Adoption resulted solely in expanded disclosures, which are presented in Note 10 — Segment Information, and did not affect the Company’s consolidated financial position, results of operations or cash flows.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which removes references to the FASB’s concepts statements from the FASB Accounting Standards Codification. The Company adopted ASU 2024-02 effective January 1, 2025. Adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires an entity to disclose, on an annual basis:

(i)a reconciliation of its reported income tax expense (benefit) to the amount computed by applying the statutory income tax rate of its jurisdiction of domicile to income (loss) from continuing operations before income taxes, presented in both percentages and reporting-currency amounts using the specific categories prescribed by the standard, with each reconciling item within those categories that equals or exceeds five percent of the amount computed by multiplying income (loss) from continuing operations before income taxes by that statutory rate disaggregated by nature and, in the case of foreign tax effects, further disaggregated by jurisdiction;

(ii)income taxes paid, net of refunds received, disaggregated between federal, state and foreign, and by individual jurisdiction in which income taxes paid, net of refunds received, equals or exceeds five percent of total income taxes paid, net of refunds received; and

(iii)income (loss) from continuing operations before income taxes disaggregated between domestic and foreign, and income tax expense (benefit) from continuing operations disaggregated between federal, state and foreign.

ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and is applied on a prospective basis, with retrospective application permitted. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis.

Adoption of ASU 2023-09 did not change the amount of income tax expense recognized by the Company or any amount reported in the consolidated balance sheets, the consolidated statements of operations and comprehensive income (loss), the consolidated statements of changes in stockholders’ equity (deficit) or the consolidated statements of cash flows for any period presented. Adoption resulted solely in expanded disclosures, which are presented in Note 13 — Income Taxes. Consistent with the prospective transition method, the disclosures required by ASU 2023-09 are presented for the year ended December 31, 2025, and the corresponding disclosures for the year ended December 31, 2024 continue to be presented in accordance with the requirements in effect prior to adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of various subtopics in the FASB Accounting Standards Codification and aligns those requirements with the SEC’s regulations. The effective date for each amendment is the date on which the SEC removes the related requirement from Regulation S-X or Regulation S-K. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements but does not expect the impact to be material.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in Item 4.02 of our Form 8-K filed on August 5, 2026, we have restated our previously issued audited consolidated financial statements as of and for the year ended December 31, 2025 (the “Affected Annual Period”), including the related consolidated balance sheets, statements of operations, statements of changes in stockholders’ deficit, and statements of cash flows, together with the related notes to the consolidated financial statements. The Board of Directors also concluded that the Company’s previously issued unaudited interim financial statements for the periods ended June 30, 2025, September 30, 2025 and March 31, 2026 should no longer be relied upon; the corrections to those interim periods are reflected in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and are not presented in this Note.

We determined that the restatement was necessary following the identification of errors in the application of U.S. GAAP related to the presentation and accounting for long-term accounts receivable and redeemable non-controlling interest (“Redeemable NCI”) in the previously issued consolidated financial statements. The restatement corrects these errors and the resulting effects on the consolidated financial statements for the Affected Annual Period. The specific nature of the errors and the related adjustments are described below:

(1) Accounts Receivable, Current and Non-current Portions

The Company did not appropriately classify the portion of accounts receivable that was expected to be collected more than one year after the balance sheet date as non-current. As a result, the previously issued consolidated balance sheet did not appropriately present the amounts as “Accounts receivable, non-current portion.” The restatement corrects the classification of accounts receivable between current and non-current assets.

(2) Redeemable Non-controlling Interest and Non-controlling Interest

The Company did not appropriately classify the non-controlling interest subject to redemption provisions as redeemable non-controlling interest in accordance with U.S. GAAP. As a result, the previously issued consolidated balance sheet did not appropriately present the Redeemable NCI as mezzanine equity. The restatement corrects the classification of the Redeemable NCI from non-controlling interest to redeemable non-controlling interest, and corrects the allocation of net income between the Redeemable NCI and the non-redeemable non-controlling interests.

(3) Goodwill

As a result of the correction to the accounting and measurement of the Redeemable NCI, the fair value of the Redeemable NCI attributable to the applicable acquisition was misstated in the previously issued consolidated financial statements. This resulted in a corresponding misstatement of goodwill. The restatement corrects the measurement of the Redeemable NCI and the related amount of goodwill.

(4) Additional Paid-in Capital

As a result of the correction to the accounting and measurement of the Redeemable NCI, the previously recorded accretion of the Redeemable NCI and the related amounts recorded in additional paid-in capital (“APIC”) were misstated. The restatement corrects the accretion of the Redeemable NCI and the related APIC balances.

As a result of the errors described above, our previously issued audited consolidated financial statements for the Affected Annual Period were materially misstated. We have corrected these errors in the accompanying financial statements as of and for the year ended December 31, 2025. The impact of these corrections on our consolidated financial statements for the Annual Period is presented below.

The Restatement did not change total revenues, total operating expenses, income before income taxes, the provision for income taxes, net profit before allocation to non-controlling interests, or the net increase in cash for the year ended December 31, 2025. The Restatement changed the allocation of net profit between the Redeemable NCI and the non-redeemable non-controlling interests, the classification of accounts receivable between current and non-current assets, the classification of the Redeemable NCI outside of permanent equity, and the carrying amounts of goodwill and APIC. Net profit attributable to SecureTech shareholders was unchanged at $112,777, and the accretion of the Redeemable NCI recorded in APIC increased income available to common stockholders by $2,172, which did not change basic or diluted earnings per share as reported, in each case rounding to less than $0.005 per share. See Note 14 — Earnings (Loss) Per Share.

The Company assessed the materiality of the errors in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108 and concluded that the errors were material to the previously issued consolidated financial statements for the Annual Period. The related control deficiency and management’s remediation plan are described in Item 9A — Controls and Procedures.

Restated Audited Consolidated Balance Sheet as of December 31, 2025 — revised lines

	As Previously Reported on 10-K	Restatement Adjustment	Adjustment Note	As Restated
Current assets:
Accounts receivable, net	$3,118,317	$(1,185,096)	1	$1,933,221
Prepayments and other current assets	$3,383,420	$2	a	$3,383,422
Total current assets	$8,705,863	$(1,185,094)		$7,520,769
Non-current assets:
Accounts receivable, net of non-current portion	$—	$1,185,097	1	$1,185,097
Goodwill	$5,977,783	$300,583	3	$6,278,366
Total non-current assets	$10,183,753	$1,485,680		$11,669,433
Total assets	$18,889,616	$300,586		$19,190,202
Mezzanine equity:
Redeemable non-controlling interest	$—	$738,303	2	$738,303
Stockholders’ equity (deficit):
Additional paid in capital	$10,440,535	$2,172	4	$10,442,707
Accumulated other comprehensive loss	$76,889	$3	a	$76,892
Total equity attributable to:
SecureTech shareholders	$10,599,938	$2,175	2	$10,602,113
Non-controlling interests	$1,174,534	$(439,892)	2	$734,642
Total stockholders’ equity (deficit)	$11,774,472	$(437,717)		$11,336,755

(a)Represents a $2 rounding difference within prepayments and other current assets and a $3 rounding difference within accumulated other comprehensive income (loss), in each case arising in connection with the restatement adjustments described above. These amounts are individually and in the aggregate immaterial to the consolidated financial statements.

Restated Audited Consolidated Statement of Operations — revised lines

	As Previously Reported on 10-K	Restatement Adjustment	Adjustment Note	As Restated
Net profit (loss) before allocation to non-controlling interests	$203,298	$—		$203,298
Less: Net profit attributable to redeemable non-controlling interests	$—	$23,889	2	$23,889
Less: Net profit attributable to non-controlling interests	$90,521	$(23,889)	2	$66,632
Net profit (loss) attributable to SecureTech shareholders	$112,777	$—		$112,777

Restated Audited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) — new table

The following table presents the effect of the Restatement on the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2025. Only the captions affected by the Restatement are presented; all other captions were unchanged.

	As Previously Reported on 10-K	Restatement Adjustment	Adjustment Note	As Restated
Issuance of preferred shares for acquisition (non-controlling interests)	$1,135,379	$(416,003)	2	$719,376
Issuance of preferred shares for acquisition (total)	$11,353,789	$(416,003)	2	$10,937,786
Foreign currency translation adjustments (other comprehensive income)	$76,889	$3	a	$76,892
Accretions of redeemable NCI to redemption value (additional paid-in capital)	$—	$2,172	4	$2,172
Net gain (loss) (non-controlling interests)	$90,521	$(23,889)	2	$66,632
Net gain (loss) (total)	$203,298	$(23,889)	2	$179,409

Balance as of December 31, 2025 (additional paid in capital)	$10,440,535	$2,172	4	$10,442,707
Balance as of December 31, 2025 (accumulated other comprehensive income)	$76,889	$3	a	$76,892
Balance as of December 31, 2025 (SecureTech shareholders)	$10,599,938	$2,175		$10,602,113
Balance as of December 31, 2025 (non-controlling interests)	$1,174,534	$(439,892)	2	$734,642
Balance as of December 31, 2025 (total)	$11,774,472	$(437,717)		$11,336,755

(a)Represents the $3 rounding difference within accumulated other comprehensive income referred to in the reconciliation of the consolidated balance sheet above, presented both as an adjustment to the foreign currency translation adjustments recorded during the year and in the corresponding ending balance. This amount is immaterial to the consolidated financial statements.

The Redeemable NCI is presented outside of permanent equity and accordingly is not included in the consolidated statement of changes in stockholders’ equity (deficit). See Note 16 — Redeemable Non-controlling Interest.

Restated Audited Consolidated Statement of Cash Flows — revised lines

	As Previously Reported on 10-K	Restatement Adjustment	Adjustment Note	As Restated
Cash flows from operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	$(2,153,178)	$746,812	1	$(1,406,366)
Increase in accounts receivable, net of current portion	$—	$(746,813)	1, a	$(746,813)
Increase in accrued expenses and other current liabilities	$1,228,974	$(2)	a	$1,228,972
Net cash used in operating activities	$(922,571)	$—		$(922,571)

(a)Represents a $2 rounding difference within the change in accrued expenses and other current liabilities and a $1 rounding difference arising from the reclassification of accounts receivable between current and non-current portions described in (1) above, which together account for the $3 change in net cash used in operating activities and in the net increase in cash. These amounts are individually and in the aggregate immaterial to the consolidated financial statements.

Supplemental disclosure of non-cash financing activities: accretion of the redeemable non-controlling interest recorded against additional paid-in capital was $2,172 for the year ended December 31, 2025.

NOTE 3 – GOING CONCERN

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

NOTE 4 – GOODWILL

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

NOTE 5 – INVENTORIES, NET

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

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivables, net consist of the following:

	As of December 31,
	2025	2024

Accounts receivable	$3,118,318	$—
Allowance for credit losses	—	—
Total accounts receivable, net	$3,118,318	$—

Accounts receivable, current portion	$1,933,221	$—
Accounts receivable, non-current portion	$1,185,097	$—

NOTE 7 – CONTRACT LIABILITIES

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

NOTE 8 – SHORT-TERM BORROWINGS

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

NOTE 9 – STOCKHOLDERS’ EQUITY

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

The Company also issued 185 shares of its Series A Preferred Stock in conjunction with its acquisition of 100% of Aiultraprod Group Limited. These shares were valued at US $8,565,500, which equates to a per-share value of US$46,300.

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

NOTE 10 – SEGMENT INFORMATION

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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

Amounts Due From Related Parties

During the fiscal year ended December 31, 2025, Aiultraprod Group Limited, a subsidiary acquired on June 23, 2025, advanced $24,098 to related parties for business expenditures paid on behalf of the Company and paid rental to related parties of $12,040. As of December 31, 2025, the receivable balance of $24,098 was reported as amounts due from related parties.

NOTE 12 – PREPAYMENTS AND OTHER ASSETS

	For the year ended December 31,
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

NOTE 13 - INCOME TAXES

The components of the Company’s net income (loss) before income taxes are as follows:

	For the year ended December 31,
	2025	2024

U.S. federal	$(915,852)	$(409,440)
Foreign	1,001,560	—
Total	$85,708	$(409,440)

The Company’s provision for income taxes consisted of:

	For the year ended December 31,
	2025	2024

Current income tax expense:
U.S. federal	$—	$—
U.S. state	—	—
Foreign	—	—
Total current income tax expense	$—	$—

Deferred income taxes:
U.S. federal	$—	$—
U.S. state	—	—
Foreign	(117,590)	—
Total deferred income taxes	$(117,590)	$—

The Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are attributable to the following:

	For the year ended December 31,
	2025	2024

Deferred tax assets:
Lease liability	$54,888	$—
Deductible advertising expense carryforwards (PRC)	985	—
Fair value change on notes payable	904	—
Net operating loss carryforwards	714,722	360,059
Valuation allowance	(625,858)	(360,059)
Total deferred tax assets	$145,641	$—

Deferred tax liabilities:
Intangible assets identified from acquisition	$(522,768)	$—
Right-of-use-assets	(53,886)	—
Total deferred tax liabilities	$(576,654)	$—

Net deferred tax assets	$117,177	$—

Net deferred tax liabilities	$(548,190)	$—

Following the adoption of ASU 2023-09 described in Note 1, a reconciliation of income tax expense computed by applying the U.S. federal statutory income tax rate to income before income taxes, to the Company’s reported income tax expense (benefit), for the year ended December 31, 2025 is as follows. Each reconciling item that equals or exceeds five percent of the amount computed by multiplying income before income taxes by the U.S. federal statutory rate (approximately $900 for the year ended December 31, 2025) is presented separately by nature, and foreign tax effects are presented by jurisdiction.

	For the year ended December 31, 2025
	Amount	%
Income before income taxes	$85,708
Income tax expense computed by applying the U.S. federal statutory rate of 21% to income before income taxes	$17,999	21.0%
State and local income tax, net of federal income tax effect	—	—
Foreign tax effects:
Statutory rate differential (PRC)	40,261	47.0%
Statutory rate differential (Hong Kong)	635	0.7%
Total statutory rate differential	40,896	47.7%
Preferential high and new technology enterprise rate (PRC)	(133,538)	(155.8%)
Total foreign tax effects	(92,642)	(108.1%)
Nontaxable or nondeductible items:
Non-deductible expenses (PRC)	47,067	54.9%
Changes in valuation allowances:
Current year increase in valuation allowance	255,102	297.6%
Utilization of prior year tax losses	(201,057)	(234.6%)
Recognition of previously unrecognized deferred tax assets	(115,561)	(134.8%)
Total changes in valuation allowances	(61,516)	(71.8%)
Other:
Reversal of deferred tax liability arising from business combination	(27,514)	(32.1%)
Deferred tax effect of operating leases	(984)	(1.1%)
Income tax expense (benefit)	$(117,590)	(137.2%)

In accordance with the prospective transition method, the reconciliation for the year ended December 31, 2024 is presented under the disclosure requirements in effect prior to the adoption of ASU 2023-09:

	For the year ended December 31, 2024
	Amount	%
Loss before income taxes	$(409,440)
Income tax benefit at U.S. federal statutory rate of 21%	$(85,982)	21.0%
Change in valuation allowance	85,982	(21.0%)
Income tax expense (benefit)	$—	-%

Income taxes paid, net of refunds received, disaggregated between federal, state and foreign jurisdictions, was as follows:

For the year ended December 31,
	2025	2024
U.S. federal	$—	$—
U.S. state	—	—
Foreign (PRC)	—	—
Foreign (Hong Kong)	—	—
Total income taxes paid, net of refunds received	$—	$—

No individual foreign jurisdiction accounted for five percent or more of total income taxes paid, net of refunds received, for either period presented.

Summary of the Company’s tax valuation allowance:

	For the year ended December 31,
	2025	2024

Beginning balance	$360,059	$274,077
Increase in valuation allowance	255,102	85,982
Foreign exchange impact	10,697	—
Ending balance	$625,858	$360,059

NOTE 14 – EARNINGS (LOSS) PER SHARE

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

The table below sets forth the computation of basic and diluted earnings (loss) per share:

	For the fiscal years ended December 31,
	2025		2024

Numerator:
Net income (loss) attributable to SecureTech shareholders	$112,777		$(409,440)
Add: accretion of redeemable non-controlling interest to redemption value	$2,172
Net income (loss) available to common stockholders	$114,949		(409,449)

Denominator:
Basic – weighted average shares outstanding	40,010,980		78,148,402
Effect of dilutive securities:
Convertible note	—		—
Series A preferred shares	182,950,000		—
Diluted – weighted average shares outstanding	222,960,980		78,148,402

Earnings (loss) per share:
Basic	$0.00	*	$(0.01)
Diluted	$0.00	*	$(0.01)

* Less than US$0.005

NOTE 15 – CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

NOTE 16 – REDEEMABLE NON-CONTROLLING INTEREST

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

NOTE 17 – CONTINGENCY/LEGAL

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

NOTE 18 – SUBSEQUENT EVENTS

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Our independent registered public accounting firm for the fiscal year ended December 31, 2025, Gary Cheng CPA Limited, is headquartered in Hong Kong. On December 15, 2022, the Public Company Accounting Oversight Board determined that it is able to inspect and investigate completely registered public accounting firms headquartered in mainland China and in Hong Kong, vacating its December 16, 2021 determinations to the contrary. Accordingly, we have not been identified by the Commission as a “Commission-Identified Issuer” under the Holding Foreign Companies Accountable Act, and the submission and disclosure requirements of Item 9C are not applicable to us for the fiscal year ended December 31, 2025.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 23rd day of September, 2026.

SECURETECH INNOVATIONS, INC.

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

Pursuant to the requirements of the Securities Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on September 23, 2026:

By:	/s/ J. Scott Sitra
J. Scott Sitra President, Chief Executive Officer, Principal Executive Officer, and Director

By:	/s/ Anthony Vang
Anthony Vang Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director